Form 10-Q
period 1996-06-30
HEMMETER ENTERPRISES INC
filed 1996-08-14
CIK 918390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Second Quarter Ended:  June 30, 1996
Commission File Number:        0-28068

COLORADO GAMING & ENTERTAINMENT CO.
formerly known as Hemmeter Enterprises, Inc.

One Norwest Center, 1700 Lincoln, 49th Floor, Denver, CO  80203
(303) 863-2400

State of Incorporation:                                Delaware
I.R.S. Employer Identification No.:                    84-1242693

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES            NO   X


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     YES  X         NO


Number of shares of common stock outstanding at June 30, 1996:     5,138,888


Colorado Gaming & Entertainment Co.
Form 10-Q
Index

                                                                   Page
Part 1         FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

          Consolidated Balance Sheets - for June 30, 1996 and        1
               December 31, 1995.

          Consolidated Statement of Operations - for the period      2
               June 7 through June 30, 1996, January 1
               through June 6, 1996, April 1 through June 6,
               1996 and the for the six and three months ended June 30, 1995.

          Consolidated Statements of Cash Flows - for the period     3
               June 7 through June 30, 1996, January 1
               through June 6, 1996 and for the six months ended
               June 30, 1995.

          Notes to Consolidated Financial Statements                4-8

Item 2.        Management's Discussion and Analysis                 9-13


PART II        OTHER INFORMATION                                   14-20


SIGNATURES                                                          21


Colorado Gaming & Entertainment Co.
Consolidated Balance Sheets
(In thousands)


                                          Reorganized        Predecessor
                                          Company (a)          Company
                                         June 30, 1996    December 31, 1995
                                          (unaudited)

                 ASSETS
Cash                                      $     5,369        $     3,623
Inventories                                        94                 85
Accounts receivable                               260                226
Prepaid expenses                                  598                638
     Total current assets                       6,321              4,572

Property, equipment and leasehold
  improvements, net                            43,488             32,127

Restricted funds in escrow (Note 3)               509                  -

Excess reorganization value, net (Note 1)      18,676                  -

Other assets, net                                 776                981

     Total assets                         $    69,770        $    37,680

          LIABILITIES AND EQUITY

Current portion of notes payable                1,347                  -
Accounts payable (Note 2)                       5,671                404
Accrued expenses                                3,532              3,953
     Total current liabilities                 10,550              4,357

Senior secured notes payable (Note 4)          50,000                  -
Other notes payable (Note 4)                    5,272                  -
Liabilities subject to compromise                   -            186,460
     Total non-current liabilities             55,272            186,460

     Total liabilities                         65,822            190,817

Common stock, $.01 par value,
  20 million and 50 million
  authorized, respectively,
  5,138,888 and 11,786,235
  issued and outstanding (Note 5)                  51                118
Warrants issued                                     -              7,000
Additional paid in capital                     14,653              2,162
Accumulated deficit                           (10,756)          (162,417)
     Total Stockholders equity (deficit)        3,948           (153,137)

     Total liabilities and
       stockholders equity (deficit)      $    69,770        $    37,680


(a) Due to the Reorganization and implementation of fresh start reporting, financial statements for the new Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.


Colorado Gaming & Entertainment Co.
Consolidated Statement of Operations
(In thousands)

                                            Unaudited

                          June 7,   April 1,   Three    January 1,   Six
                           1996       1996    Months      1996      Months
                          Through   Through    Ended     Through     Ended
                          June 30,   June 6,  June 30,   June 6,    June 30,
                           1996       1996     1995       1996       1995
                            (a)
Revenue:
  Casino                $  3,100   $  8,577   $ 11,197 $  19,126  $  22,383
  Food and beverage          215        568        916     1,288      1,804
  Other                        7         13         89        32        155
    Gross revenue          3,322      9,158     12,202    20,446     24,342
  Less:  Promotional
    allowances               (77)      (199)      (352)     (464)      (675)
    Net revenue            3,245      8,959     11,850    19,982     23,667

Operating Expenses:
  Casino                     591      2,376      3,247     5,544      6,518
  Gaming taxes               760      1,612      2,341     3,614      4,562
  Food and beverage          200        565        781     1,299      1,551
  General and administrative:
    Casino                   194        523        989     1,249      1,802
    Corporate                147        387      1,567       902      4,200
  Marketing                  435      1,190      1,450     2,349      2,759
  Depreciation and
    amortization             396        787      1,218     1,882      2,351
  Pre-opening                341         47          -        47          -
  Reorganization Items         -      1,222        500     2,290        500
  Impairment of assets
    and other expenses         -          -      3,634         -      5,077
      Total operating
        expense            3,064      8,709     15,727    19,176     29,320

  Income from operations     181        250     (3,877)      806     (5,653)

  Interest expense          (403)      (460)    (5,517)     (579)    (9,976)
  Interest income             11         43         76        66        289
  Loss on disposition of
    assets                     -       (112)       (73)     (244)       (73)
  Equity in loss of GPRI       -          -     (7,810)        -    (12,187)

  Income (loss) before
    income tax expense and
    extraordinary items     (211)      (279)   (17,201)       49    (27,600)

  Income tax expense
    (Note 6)                   -          -          -         -          -

  Net Income (loss) before
    extraordinary gain      (211)      (279)   (17,201)       49    (27,600)

  Extraordinary gain from
    reorganization items       -    164,358          -   164,358          -

  Net income (loss)     $   (211)  $164,079   $(17,201) $164,407   $(27,600)

  Net loss per common
    share (b)           $  (0.04)       N/A        N/A       N/A        N/A


(a) Due to the Reorganization and implementation of fresh start reporting, financial statements for the new Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented because, due to the Reorganization and implementation of fresh start reporting, they are not comparable to subsequent periods.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.


Colorado Gaming & Entertainment Co.
Consolidated Cash Flows
(in thousands)

                                                 Unaudited

                                        June 7,  January 1,   Six
                                         1996       1996     Months
                                       Through    Through    Ended
                                       June 30,   June 6,   June 30,
                                         1996      1996      1995
                                         (a)

CASH FLOWS FROM
  OPERATING ACTIVITIES:

  Net Income (Loss)                    $ (211)   $164,407  $(27,600)
  Adjustment to reconcile
    net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization           396       1,882     2,351
  Noncash compensation expense              -           -       128
  Equity in loss of GPRI                    -           -    12,187
  Impairment of assets                      -           -     1,000
  Non cash interest expense               398         495    10,669
  Extraordinary gain from
    reorganization                          -    (164,358)        -
  Loss on disposition of assets             -         244        73
  Non cash reorganization items             -       1,825       500
  Change in working capital             1,611         822     3,141
    Net cash provided by
      operating activities              2,194       5,317     1,449

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for capital
    improvements                      (2,090)     (3,885)    (1,631)
  Net change in restricted funds          (2)       (507)     4,208
  Contributions to GPRI                    -           -     (7,642)
  Advances to affiliates                   -           -       (510)
    Net cash used in
      investing activities            (2,092)     (4,392)    (5,575)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from other notes payable        0       5,824      2,000
  Repayments of other notes payable
    and capital leases                (1,801)     (3,304)    (1,331)
    Cash (used in) provided by
      financing activities            (1,801)      2,520        669

INCREASE/DECREASE IN CASH             (1,699)      3,445     (3,457)

CASH, at beginning of period           7,068       3,623      5,643

CASH, at end of period               $ 5,369     $ 7,068   $  2,186

(a) Due to the Reorganization and implementation of fresh start reporting, financial statements for the new Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.


COLORADO GAMING & ENTERTAINMENT CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Colorado Gaming & Entertainment Co. ( CG&E ) and its subsidiaries (collectively referred to as the Company ), formerly known as Hemmeter Enterprises, Inc. (referred to as the
 Predecessor Company  or  HEI  for the period prior to June 7,
1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. On July 26, 1995, certain creditors filed an involuntary petition under Chapter 11 of the Federal Bankruptcy Code against the Predecessor Company s wholly-owned subsidiary, Grand Palais Riverboat, Inc.
( GPRI ). On July 28, 1995, GPRI converted its petition to a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana (the Court ). On November 7, 1995, the Predecessor Company, including three of its subsidiaries, also filed for Chapter 11 bankruptcy (the bankruptcy proceedings referred to as the Reorganization ). On May 3, 1996, as part of the Company s overall restructuring, the Predecessor Company s stock interest in GPRI was sold to Casino America, Inc. pursuant to the Plan of Reorganization and confirmed in the GPRI bankruptcy case. Consideration, consisting of cash, stock and notes totaling approximately $59 million, was allocated among the GPRI creditors, which included the Predecessor Company s senior secured creditors. Accordingly, the Predecessor Company received no consideration from the sale of GPRI. Concurrently with this stock sale, all claims against the Predecessor Company related to GPRI were released. This transaction had no financial statement impact on the Predecessor Company in the 1996 period, as the investment in GPRI was reduced to zero in the 1995 period.

     On June 7, 1996 (the Effective Date ), CG&E and its three subsidiaries emerged from bankruptcy. In general, the Reorganization provided for resolution of all claims against the Predecessor Company and amounts pending as of November 7, 1995, the Chapter 11 filing date, as well as resolution of certain legal disputes, in exchange for the issuance of new indebtedness and new common stock (see Notes 5 and 6). Upon the Effective Date, the name of HEI was changed to Colorado Gaming & Entertainment Co.

     Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc. (collectively referred to as the Colorado Casinos ) own and operate limited stakes gaming facilities in Colorado, individually known as Bullwhackers Black Hawk, Bullwhackers Central City, and the Silver Hawk Saloon & Casino, respectively. Millsite 27, Inc., also a wholly-owned subsidiary of CG&E, owns a surface parking facility, used by BWBH, Inc. and Silver Hawk Casino, Inc.

Fresh Start Reporting

     In accordance with AICPA Statement of Position 90-7, Reporting by Entities in Reorganization Under the Bankruptcy
Code ( SOP 90-7 ), the Company was required to adopt fresh-start accounting, on the Effective Date. The impact of the adoption of fresh-start reporting is reflected in the June 30, 1996 consolidated balance sheets. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors and third-party appraisals, estimated its reorganization value, which represents the fair value of the entities under reorganization, before considering liabilities. The estimated value for these entities totaled approximately $65 million. The reorganization value of the Company was determined by consideration of several factors, including the discounted residual value of the Company s cash flows and comparable sales. Any excess of the reorganization value over the fair market value of the net assets is reported as excess reorganization value and will be amortized over an 18.5-year period.

     The adjustments to reflect the consummation of the Reorganization (including the gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values have been reflected in the unaudited consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to June 7, 1996, which have not been prepared on a comparable basis.

     The accompanying unaudited consolidated financial statements and related notes of the Company post-Reorganization (period beginning June 7, 1996) and the Predecessor Company pre-Reorganization (periods prior to June 7, 1996) have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in the Company s Registration Statement on Form 10/A.

(2)  ACCOUNTS PAYABLE

     Accounts payable consists of the following (in thousands):

			              June 30,      December 31,
                                         1996           1995
                                         ____           ____

     Trade accounts payable           $  2,746         $ 404
     Reorganization payable              2,925            -
				      _________     _________

                                      $   5,671        $  404
                                      _________        ______

     A substantial portion of the trade accounts payable relates to the excavation costs for the surface parking facility, equipment and other pre-opening expenses for the Silver Hawk Saloon & Casino. Reorganization payables relates to amounts due to professionals engaged by the Company during the Reorganization proceedings. All such payments to the professionals require approval of the Court.

(3)  RESTRICTED FUNDS IN ESCROW

     Pursuant to various agreements with the City of Black Hawk, Environmental Protection Agency ( EPA ), and the excavation contractor, the Company was required to deposit funds in certain escrow accounts to guarantee payment of environmental remediation and other excavation costs related to the Company s surface parking lot improvements. As of June 30, 1996 the escrowed funds totaled $509,000. Subsequent to the end of the quarter a majority of these funds were released from the escrow accounts by the trustee, pursuant to the escrow agreements.

(4)  DEBT/NOTES PAYABLE

     Senior Secured Notes

     On the Effective Date of the Company s Reorganization, the Company s outstanding senior secured notes totaling $174 million (the Old Notes ), and other notes payable to Resort Income Investors, Inc. ( RII ) totaling $2 million, were canceled and $50 million in 12% Senior Secured Pay-In-Kind Notes due 2003 (the
 New Notes ) were issued on a pro rata basis to the holders of the Old Notes and RII. Interest on the New Notes will accrue at a rate of 12% per annum, and is payable semi-annually. CG&E may, at its option, pay interest on the New Notes interest payment dates of December 1, 1996, and June 1, 1997, through the issuance of additional notes on terms identical to the New Notes. The New Notes are secured by substantially all the assets of the Company, including the common stock of the operating subsidiaries.

     Credit Facility

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the Credit Facility ) with Foothill Capital Corporation. The Credit Facility is segregated into several different facilities, including a $5 million construction line, a $5 million equipment financing line and up to a $3.5 million working capital line. No more than $12.5 million of borrowings may be outstanding at any time. Borrowings under the Credit Facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%. The loans have varying terms ranging from three to five years from when the funds are borrowed. As of June 30, 1996, the Company had drawn approximately $3 million on the equipment portion of the Credit Facility and approximately $1.3 million under the working capital line. Borrowings are secured by a first priority lien and security interest in substantially all of the real and personal property owned or leased by the Company. The Credit Facility replaced a Debtor-in-Possession facility, also provided by Foothill Capital Corporation.

     Other Notes

     Pursuant to the Reorganization, the Company issued two unsecured promissory notes to Capital Associates International, Inc. ( CAI ) in the respective principal amounts of $1.6 million and $3 million, both accruing interest at the rate of 9% per annum. The $1.6 million note is due in 10 equal quarterly installments commencing September 7, 1996. The $3 million note has been reduced by amounts received by CAI in respect of its claims filed in the chapter 11 bankruptcy case filed by GPRI. Accordingly, the outstanding balance on the $3 million note is in the range of between $500,000-700,000 depending on the ultimate resolution of the exact amount received by CAI from GPRI distributions to be credited against the note. Accordingly the Company has reflected $700,000 of the second note as an obligation in the accompanying consolidated balance sheet, although this amount might be reduced as discussed above.

(5)  EQUITY

     Pursuant to the Reorganization, the Predecessor Company s common stock and warrants were canceled on the Effective Date. The Reorganization also provided for the amendment and restatement of the Company s certificate of incorporation and bylaws. The new charter authorized 20 million shares of $.01 par value common stock. Upon the Effective Date, 5 million shares of common stock of CG&E were issued on a pro rata basis to the holders of Old Notes and RII. In addition, the Company s President and Chief Executive Officer was issued 138,888 shares of common stock on the Effective Date. Also on the Effective Date, 416,667 shares were reserved to be issued to executive management pursuant to the Management Stock Incentive Plan (the
 Stock Plan ). The Stock Plan provides for shares to be issued to certain management individuals annually, for the next three years based on the Company meeting certain performance criteria. Once granted, the shares are fully vested. The first grant will be on June 7, 1997.

(6)  TAXES

     Prior to the current period, the Company has never produced taxable income. For the six months ended June 30, 1996, the Company reported net income of approximately $164 million. However, of this amount $164.5 million related to an extraordinary gain from Reorganization items such as forgiveness of indebtedness and the write-up of the Company s depreciable assets related to the adoption of fresh-start reporting. Accordingly, no provision for income taxes was recorded in the current period. The Company s effective income tax expense for the six months ended June 30, 1996 is as follows (in thousands):

      Statutory tax rate applied to               $ 65,715
          pre-tax income

         Extraordinary gain from recording
              excess reorganization value           (7,470)
         Change in valuation allowance             (58,245)
                                                  ________
      Actual income tax expense                   $      -
                                                  ________

     Excess reorganization value is an intangible asset recorded due to the adoption of fresh-start reporting, which has no benefit for tax purposes.

     Deferred tax assets and liabilities are comprised of the following:

                                  June 30   December 31
                                     1996       1995
                                     ____       ____

                              (Unaudited)

Current:
     Accrued vacation &
     gaming liabilities          $    184   $    184

Non-Current:
     Depreciable basis of
     fixed assets                    (461)     3,053
     Cancellation of
     indebtedness                 (55,035)         -
     Impairment of assets           2,565      5,832
     Reorganization items               -      4,287
     Deferred interest                  -        404
     Capital loss on RCJV           8,646      8,646
     Net operating loss
     carryforwards                 49,410     41,148
                                   ______    _______

Net Deferred tax assets             5,309     63,554
Valuation allowance                (5,309)   (63,554)
                                  _______   ________
                                 $      -       $  -

     The net deferred tax asset valuation allowance is equal to the full amount of the net deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating loss carryforwards totaling approximately $124 million, which expire beginning in 2008. Substantially all NOL s will be used in 1997 upon the recognition of cancellation of indebtedness income (discussed below). The Reorganization provided for the issuance of new common stock to satisfy the Company s indebtedness and resulted in an ownership change under section 382 of the Internal Revenue Code (the Code ). As a result, utilization of any remaining net operating loss carryforwards
( NOL s ) and certain other tax assets will be limited going forward. These NOL s include the separate company net operating loss generated by GPRI in 1995, which the Company may reattribute to the parent pursuant to applicable sections of the Code.

     Significant tax liabilities were recorded in the current period due to the Company s Reorganization. The Company s fixed assets were written-up due to the adoption of fresh start accounting, which has no benefit for tax purposes. Secondly, the Company realized approximately $137.6 million in cancellation of indebtedness income on the Effective Date. Pursuant to the applicable sections of the Code, this gain may be excluded from taxable income. This excluded income will result in a reduction of the parent company s tax attributes, elimination of its NOL s and significantly reduces the tax basis of its assets. Only
NOL s and other tax assets at the subsidiary level will survive this cancellation of indebtedness event, which are reflected as net deferred tax assets in the above table at June 30, 1996.

(7)  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

     Earnings before interest, taxes, depreciation and amortization ( EBITDA ) of the Colorado Casinos for the three and six month periods ended June 30, 1996 and 1995 excluding any reorganization and impairment charges are shown as follows (in thousands):


               Three months ended           Six months ended
               __________________           ________________
               June 30, 1996 June 30, 1995 June 30, 1996 June 30, 1995
               _____________  _____________  _____________  ___________

Casino revenues $      12,204  $ 11,850      $  23,227      $  23,667
Casino expenses         8,446     8,808         16,235         17,192
               ______________ _____________   _____________ __________
Casino operating
 profit                 3,758     3,042          6,992          6,475
Pre-opening
 (Silver Hawk)            388         -            388              -
Corporate expenses        534     1,567          1,048          4,203
               _______________  ___________   ______________  ________
EBITDA          $       2,836  $  1,475      $   5,556      $   2,272
               _______________  ___________   ______________  ________


Item 2.  Management s Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

     On May 3, 1996 as part of the Company s overall restructuring, the Company s stock interest in GPRI was sold to Casino America, Inc. pursuant to the GPRI Plan of Reorganization. Consideration, consisting of cash, stock and notes totaling approximately $59 million, was given to GPRI creditors, including the Company s senior secured creditors. Accordingly, the Company received no consideration from the sale of GPRI. Concurrently with this stock sale, all claims against the Company related to GPRI were released. This transaction had no financial statement impact on the Company in the 1996 period, as the Company s investment in GPRI was reduced to zero in the 1995 period.

     On the Effective Date the Company s Reorganization became effective. Pursuant to the Reorganization, the following events occurred:

     $176 million of senior secured debt was canceled and $50 million in new debt was issued.

     All outstanding common stock and warrants were canceled and 5 million shares of new common stock was issued on a pro rata basis to the holders of the Old Notes and RII.

     Certain unsecured liabilities totaling approximately $1.2 million were canceled.

     The Company changed its name to Colorado Gaming &
Entertainment Co.

     Also on the Effective Date, the Company adopted fresh start reporting in accordance with
SOP 90-7 resulting in adjustment of the Company s common stockholder equity and the carrying values of assets and liabilities. Accordingly, the Company s post-Reorganization balance sheets and statements of operations are not prepared on a consistent basis of accounting with its pre-Reorganization balance sheets and statements of operations. In connection with its Reorganization, a substantial amount of pre-bankruptcy liabilities of the Company were converted to equity or otherwise discharged and significant adjustments were made to reflect the resolution of certain liabilities.

Results of Operations

For the Three Months Ended June 30, 1996 as Compared to the Three
Months Ended June 30, 1995

     The Company s net revenue increased 3%, to $12.2 million for the second quarter of 1996, from $11.8 million for the second quarter of 1995. The increase in revenue is primarily attributable to increased growth in the overall Black Hawk market as well as the opening of the Company s expanded parking lot in Black Hawk on June 7, 1996. The Company s Black Hawk facility produced a 10% increase in revenues for the quarter, despite the fact that the Black Hawk facility s operations were negatively affected by construction activities relating to expansion of the parking lot which began April 1 and ended in early June. The revenue gains in Black Hawk were offset somewhat by significant revenue declines at the Company s Central City property. The overall Central City market, which was relatively flat year to year, continues to struggle to compete with the Black Hawk market, which continues to offer better access and parking convenience. The Company s facility in Central City has not been able to compete effectively with other competitors in Black Hawk and Central City which offer substantially more amenities in terms of on-site parking and hotel rooms. The Company continues to evaluate the Central City market and its operations there and continues to assess a number of strategic alternatives. The Silver Hawk casino located in Black Hawk adjacent to the Company s expanded surface parking lot, opened for business on June 26, 1996 and contributed approximately $164,000 in net revenue for the five days in June.

     Expenses directly related to casino operations, including casino expense, gaming taxes and food and beverage expense decreased 5% to $6.1 million for the second quarter of 1996, as compared to $6.4 million for the second quarter of 1995. The decrease is due to certain labor efficiencies and other cost saving programs implemented in late 1995 and early 1996. As a result casino expense was 50% of net revenue in the second quarter of 1996 as compared to 54% of net revenue for the second quarter of 1995.

     Marketing expense increased to $1.6 million for the second quarter of 1996, as compared to $1.4 million in the second quarter of 1995. The increase is primarily due to the implementation of an additional customer bussing program in an effort to sustain business levels at the Company s Central City property.

     Casino general and administrative expense decreased to $717,000 in the second quarter of 1996, as compared to $989,000 for the second quarter of 1995. The decrease is due primarily to reduced staffing levels at Central City and savings in the Company s insurance programs.

     Corporate expenses decreased to $534,000 for the second quarter of 1996 as compared to $1.6 million for the second quarter of 1995. These reductions included the elimination of most corporate positions, combining corporate offices with the Colorado Casino offices and terminating the use and subsidy of a corporate aircraft, all beginning in the second quarter of 1995.

     The Company incurred $388,000 in pre-opening expense during the second quarter related to its Silver Hawk casino which opened for business on June 26, 1995.

     Reorganization and other impairment charges totaled $1.2 million for the second quarter of 1996, as compared to $4.1 million in the second quarter of 1995. Reorganization expenses are costs related to the Company s Reorganization. In the 1995 period, impairment charges related to the write-off of certain affiliate receivables and certain debt and equity offering costs, for financings which were not completed.

     Operating Income. Income from operations increased to $484,000 for the second quarter of 1996, as compared to a $3.9 million loss in the second quarter of 1995. The increase in operating income is attributable to the $4.1 million in reorganization and other impairment charges incurred in the 1995 period and a reduction of corporate expenses from the 1995 period.

     Interest expense totaled $863,000 for the second quarter of 1996, as compared to $5.5 million for the second quarter of 1995. The Company did not record any interest expense during the Reorganization period on its debt obligations in default. On a pro forma basis, based on the reorganized capital structure, interest charges for the second quarter of 1996 would have been approximately $1.6 million.


For the Six Months Ended June 30, 1996 as Compared to the Six
Three Months Ended June 30, 1995

     The Company s net revenue decreased 2%, to $23.2 million for the six months ended June 30, 1996, from $23.7 million for the six months ended June 30, 1995. The decrease in revenue is due to significant revenue declines at the Company s Central City property, and unusually severe weather in the central Colorado
Rockies in January 1996.   The Company s Black Hawk facility has
produced a 6% increase in revenues for the six months, despite the fact Black Hawk s operations were negatively affected by the construction activities relating to expansion of the parking lot which began April 1 and ended in early June. The revenue gains in Black Hawk were offset by significant revenue declines at the Company s Central City property due to a continued competitive market. The Central City market, which was relatively flat year to year, continues to struggle to compete with Black Hawk, which continues to offer better access and parking convenience. The Company s facility in Central City has not been able to compete effectively with certain other competitors which offer substantially more amenities in terms of on-site parking and hotel rooms. The Silver Hawk casino located in Black Hawk adjacent to the Company s expanded parking lot, opened for business on June 26, 1996 and contributed approximately $164,000 in net revenue for the five days in June. The initial results for June and the month of July, are exceeding management s expectations, however, it is premature to estimate whether these results will continue.

     Expenses directly related to casino operations, including casino expense, gaming taxes and food and beverage expense decreased 5% to $12.0 million for the six months ended June 30, 1996, as compared to $12.6 million for the six months ended June 30, 1995. The decrease in expenses is due to certain labor efficiencies and other cost saving programs implemented in late 1995 and early 1996.

     Marketing expense remained constant at $2.8 million for both the six months ended June 30, 1996 and 1995.

     Casino general and administrative expenses decreased to $1.4 million for the six months ended June 30, 1996, as compared to $1.8 million for the six months ended June 30, 1995. The decrease primarily relates to reductions in staffing at the Central City property and decreased insurance costs.

     Corporate expense was reduced to $1 million for the six months ended June 30, 1996, as compared to $4.2 million for the six months ended June 30, 1995. These reductions included the elimination of most corporate positions, combining corporate offices with the Colorado Casino offices and terminating the use and subsidy of a corporate aircraft, all beginning in the second quarter of 1995.

     Depreciation and amortization expense decreased to $2.3 million for the six months ended June 30, 1996 as compared to $2.4 million for the six months ended June 30, 1995. Due to the increased book basis of the Company s assets as a result of adopting fresh start accounting, depreciation and amortization charges going forward will be substantially greater.

     The Company incurred $388,000 in pre-opening expense for the six months ended June 30, 1996 related to its Silver Hawk casino which opened on June 26, 1995.

     Reorganization and other impairment charges totaled $2.3 million for the six months ended June 30, 1996, as compared to $5.6 million for the six months ended June 30, 1995.
Reorganization expenses are costs directly related to the Company s Reorganization.

     Operating Income. Income from operations increased to $908,000 for six months ended June 30, 1996, as compared to a $5.7 million loss for the six months ended June 30, 1995. The increase in operating income is primarily attributable to the $5.6 million in one-time reorganization and other impairment charges incurred in the 1995 period, and a reduction of corporate expense from the 1995 period.

     Interest expense totaled $982,000 for the six months ended June 30, 1996, as compared to $10 million for the six months ended June 30, 1995. The Company did not record any interest expense during the reorganization period on its debt obligations in default. On a pro forma basis, based on the reorganized capital structure interest for the second quarter would have been approximately $3.3 million.

Liquidity and Capital Resources

     On the Effective Date of the Company s Plan of Reorganization, June 7, 1996, the Company s outstanding Old Notes totaling $174 million, and certain other notes payable to RII totaling $2 million, were canceled and $50 million in 12% Senior Secured Pay-In-Kind Notes Due 2003 were issued on a pro rata basis to the holders of the Old Notes and the RII notes. The New Notes are secured by substantially all the assets of the Company and require semi-annual interest payments commencing on December 1, 1996. On the first two interest payment dates, December 1, 1996 and June 1, 1997, interest on the New Notes may, at the Company s option, be paid by issuing additional notes in lieu of cash interest payments. As a result, the Company will have the option of deferring approximately $6 million in interest payments until the New Notes are due in 2003.

     Also on the Effective Date, the Company closed on the Credit Facility with Foothill Capital Corporation. The Credit Facility provides for loans up to $12.5 million in the form of several sub facilities including a construction line of $5 million, an equipment financing line of $5 million and a revolving line for up to $3.5 million. At no point may the aggregate borrowings exceed $12.5 million. Borrowings under the credit facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%. The loans have varying terms, ranging from three to five years from the date funds are borrowed. The Credit Facility is secured by first liens on substantially all the Company s assets and are senior, in terms of lien rights, to the New Notes.

     In April 1996, the Company purchased the Silver Hawk Casino, which was not operating at the time, for $2.7 million, of which $900,000 was borrowed under the Debtor-in-Possession Credit Facility provided by Foothill Capital Corporation (the DIP Facility ). The $1.8 million note payable to the seller accrued interest at 9.5% per annum, and provided for monthly principal and interest payments on a 20 year amortization schedule. The seller of Silver Hawk also is an elected official of Black Hawk. A statute in Colorado prohibits an elected official from having an interest in a gaming license. To avoid any potential regulatory interpretation that the seller would have an interest in the Silver Hawk gaming license, thereby detrimentally affecting the Company s ability to obtain the gaming license, the Company retired the seller s note from available cash on June 18, 1996.

     Certain other equipment financing, with a principal balance totaling $3.9 million, was retired prior to and on the Effective Date in accordance with the Reorganization for $3.1 million (realizing an $800,000 discount) with proceeds from the DIP Facility and Credit Facility. This equipment refinancing , the Silver Hawk down payment, accrued interest and certain expenses, altogether totaling approximately $4.3 million, were replaced or borrowed on the Effective Date from the Credit Facility.

     The Company opened the Silver Hawk Casino on June 26, 1996. The Silver Hawk had been closed since since 1993. Prior to opening, the Company refurbished the interior, outfitted the Silver Hawk with equipment (including slot machines) and incurred certain other pre-opening expenses. As of June 30, the vast majority of these costs, totaling approximately $2.0 million, were unpaid. The Company paid for these costs in July by financing $1.1 million in slot machines from funds available under the Credit Facility and paid the remaining costs from available cash.

     The excavation of the Company s surface parking lot in Black Hawk commenced on April 1, 1996 and concluded on June 7, 1996. Upon completion of the extensive excavation work, which included the excavation of a substantial portion of the mountain located on the back part of the 3.25 acre site, and the subsequent repaving of the surface parking lot, capacity of the surface parking lot was increased from 260 cars to approximately 400 cars, a 50% increase in capacity. The Company is analyzing whether to construct the parking garage given the fact that it has achieved 80% of the desired parking capacity for only a fraction of the total capital cost anticipated to be spent on the parking garage. The Company is also considering the benefit of avoiding the business disruption that would occur during the parking garage construction project. The Company has concluded that it will indefinitely delay the construction of the parking garage as it continues to re-evaluate the long-term utilization of the site pending market conditions.

     During the Reorganization, the Company incurred substantial bankruptcy related expenses including the expenses of attorney s, accountants, and financial advisors. The Company anticipates the total unpaid billings to such professionals are approximately $2.9 million, reflected in accounts payable in the accompanying balance sheet as of June 30, 1996. The Company anticipates making these payments in the third quarter from a combination of available cash and borrowings from the Credit Facility.

     Subsequent to the end of the second quarter, the Company entered into an agreement with New Horizon Kids Quest III, Inc. ( Kids Quest ), a provider of childcare to the casino industry. The agreement provides for Kids Quest to operate a licensed day care facility adjacent to the Company s Black Hawk casino. Kids Quest will be soley responsible for the day-to-day operations of the daycare facility. The Company will receive a percentage of revenues from the Kids Quest operations. The Company is obligated to construct a daycare facility for use by Kids Quest. The initial cost estimates for the daycare facility are approximately $1 million.

     The Company believes that the Credit Facility and its operating cash flows will provide sufficient liquidity and capital resources for the Company s operations. However, there is no assurance the Company s estimate of its need for liquidity and capital resources is accurate or that new business developments or other unforeseen events will not occur which will increase those needs. Although no additional financings are contemplated at this time, the Company may seek additional debt
or equity financing if necessary.   There can be no assurance
that additional financing will be available, or if available, will be on terms favorable to the Company. Additionally, debt or equity financing may require consent from the holders of the New Notes and the lender of the Credit Facility.

I.PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

     A. The Chapter 11 Bankruptcy. On November 7, 1995, HEI, and certain of its wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc. and Millsite 27, Inc., commenced their voluntary bankruptcy cases under Chapter 11 of the United States Bankruptcy Code (the
 Chapter 11 Cases ) in the United States Bankruptcy Court for the District of Delaware. On December 27, 1995, the Chapter 11 Cases were transferred to the United States Bankruptcy Court for the Eastern District of Louisiana (the Court ).

     On April 8, 1996, the Court entered its Order confirming the
First Amended Plan of Reorganization of HEI and the three subsidiaries. On the Effective Date, all of the conditions precedent to the effectiveness of the Plan of Reorganization were satisfied.

     Upon the Effective Date, the name of HEI was changed to Colorado Gaming & Entertainment Co. As part of the Reorganization, CG&E was discharged from any liability to, and has no ownership interest in, GPRI. Additionally, upon the Effective Date the following significant events occurred:

          1. New 12% Senior Secured Notes. CG&E issued $50 million of 12% Senior Secured Pay-In-Kind Notes Due 2003 (the
 New Notes ) on a pro rata basis to holders of the Predecessor Company s Old Notes and to RII, which held a secured claim in the Chapter 11 Cases. The New Notes were issued on the Effective Date under an Indenture and other customary security documents between the Company and Fleet National Bank, as trustee.

     The New Notes mature on June 1, 2003 and are secured by, among other things, a first priority lien and security interest in substantially all of the real and personal property owned or leased by the Company, subject only to the liens securing the Credit Facility, and a collateral pledge of the stock of the operating subsidiaries. Interest on the New Notes accrues at the rate of 12% per annum. Interest is payable commencing December 1, 1996 and semi-annually thereafter on June 1 and December 1 of each year. CG&E may, at its option, pay interest on the New Notes on the interest payment dates of December 1, 1996, and June 1, 1997, through the issuance of additional notes on terms identical to the New Notes.

          2. New Common Stock. Pursuant to the Reorganization, all shares of common stock of the Predecessor Company outstanding immediately prior to the Effective Date were canceled and, on the Effective Date, 5 million shares of common stock of CG&E were issued on a pro rata basis to the holders of the Old Notes and RII. The 5 million shares of common stock constitute 100% of the issued and outstanding capital stock of CG&E, subject to being diluted to 90% by certain stock grants to be provided to senior management employees and non-employee directors. In connection with such stock grants to senior management, under the Employment Agreement entered into on the Effective Date with Stephen J. Szapor, Jr., the Company s President and Chief Executive Officer, Mr. Szapor was awarded 138,888 shares of common stock of CG&E on the Effective Date, or 2.5% of CG&E on a fully diluted basis.

          3. Foothill Capital Corporation. On the Effective Date, the Company entered into the $12.5 million Credit Facility. The Credit Facility provides the Company with several different facilities for various purposes, including a $3.5 million revolving facility for working capital, a $5.0 revolving a facility for equipment purchases and equipment refinancing and a $5.0 million parking garage construction facility. However, the maximum amount outstanding on these facilities in the aggregate at any one time may not exceed $12.5 million. The Credit Facility is secured by a first priority lien and security interest in substantially all of the real and personal property owned or leased by the Company. Advances made under the various facilities of the Credit Facility accrue interest at the rate of prime plus 2.375% and are amortized over periods varying between 36 and 60 months from the date of borrowing. As of June 30, 1996, the Company has drawn on approximately $4.3 million of the available credit under the Credit Facility, of which approximately $1.3 million has been drawn under the working capital facility and approximately $3.0 million has been drawn under the equipment facility.

          4. Silver Hawk Acquisition. On April 12, 1996, the Company purchased certain real property and improvements located in Black Hawk, Colorado, known as the Silver Hawk Saloon & Casino. At the time of the purchase, the Silver Hawk Saloon & Casino was not operating. Subsequent to the purchase, the property was remodeled, gaming devices were installed and a gaming license was obtained on June 24, 1996, which expires June 24, 1997. All other applicable regulatory licenses were duly obtained, including a liquor license, and the property was reopened as the Silver Hawk Saloon & Casino on June 26, 1996.

     The purchase price for the Silver Hawk casino was $2.7 million, of which $900,000 was paid in cash through borrowings on the Predecessor Company s DIP facility and $1.8 million was financed by the seller. The seller is an elected official of Black Hawk. A statute in Colorado prohibits an elected official from having an interest in a gaming license. To avoid any potential regulatory interpretation that the seller would have an interest in the Silver Hawk gaming license, thereby detrimentally affecting the Company s ability to obtain the gaming license, the Company paid off in full the outstanding balance owing the seller with available cash on June 18, 1996.

          5. Regulatory Approvals. The Colorado Limited Gaming Control Commission (the Gaming Commission ) on May 20, 1996, approved of the change in ownership of the Company caused by the Reorganization. In addition, the gaming licenses for BWBH, Inc., the owner of the Bullwhackers Black Hawk casino, and BWCC, Inc., the owner of the Bullwhackers Central City casino, were renewed through December 2, 1996. Prior to the expiration of the licenses, the Company must appear before the Gaming Commission and renew the licenses for the customary one-year period. Although the Company knows of no reason why the licenses would not be renewed, there can be no assurance that the licenses will in fact be renewed in a timely manner. Failure to receive renewal of the applicable gaming (and liquor) licenses would have a material adverse effect on the Company s consolidated results of operation.

     Additionally, upon the Effective Date, Stephen J. Szapor, Jr. became a director of CG&E. As discussed in the Registration Statement on Form 10/A, Alan L. Mayer, Senior Vice President, Chief Legal Counsel and Secretary, and Richard S. Rabin, Senior Vice President of Operations, were named interim directors of CG&E pending regulatory approval of the other four persons nominated to become directors. As of June 30, 1996, none of the four nominated persons had received the applicable regulatory approval. Subsequent to June 30, 1996, Mr. Franklin S. Wimer received the required regulatory approval and has begun service on the board of directors.

          6. Capital Associates Litigation. During June 1995, CAI filed an action against the Company, Christopher B. Hemmeter and Mark M. Hemmeter in the District Court for the City and County of Denver, Colorado, seeking to enforce guarantees allegedly provided by the defendants of an equipment lease provided to GPRI. On September 14, 1995, the court granted summary judgment in favor of CAI and against the defendants in the amount of approximately $4.5 million, plus interest.

     During July 1995, CAI also filed an action against the Company, Messrs. Szapor and Mayer in the District Court for the City and County of Denver, Colorado, alleging that, among other things, the defendants negligently and fraudulently induced CAI into entering into certain equipment financing. Messrs. Szapor and Mayer filed answers denying the allegations and asserted a counterclaim against CAI for abuse of process.

On February 6, 1996, both CAI lawsuits were settled, subject to the occurrence of the Effective Date of the Reorganization. Upon the Effective Date, therefore, CAI dismissed both lawsuits with prejudice and released all claims asserted therein and Messrs. Szapor and Mayer released their counterclaim. In accordance with the settlement, on the Effective Date, the Company issued two unsecured promissory notes to CAI in the respective principal amounts of approximately $1.6 million and $3 million, both accruing interest at the rate of 9% per annum. The $1.6 million note is due in 10 equal quarterly installments commencing September 7, 1996. The $3 million note has been reduced by amounts received by CAI in respect of its claims filed in the chapter 11 bankruptcy case filed by GPRI. Accordingly, the outstanding balance on the $3 million note is in the range of between $500,000-700,000 depending on the ultimate resolution of the exact amount received by CAI from GPRI distributions to be credited against the note. Accordingly the Company has reflected $700,000 of the second note as an obligation in the accompanying consolidated balance sheet, although this amount might be reduced as discussed above.

          7. Litigation Trust. Upon the Effective Date, a Litigation Trust was formed with the exclusive right to enforce, in its sole discretion, any and all causes of action of the debtors in the Chapter 11 Cases. Accordingly, certain claims of the Company against third parties were transferred to the Litigation Trust. The Trustee of the Litigation Trust will initially be the directors of the Company who will determine whether to pursue any such claims. Any amounts received in respect of such claims by the Litigation Trust will benefit the holders of the Old Notes and RII. Included among the transfer of claims to the Litigation Trust was the derivative action filed in September 1995 against the pre-Effective Date directors of the Predecessor Company by Daniel P. Robinowitz, a pre-Effective Date stockholder of the Predecessor Company.

     Claims that the Company may have against affiliates of the Predecessor Company for outstanding receivables that such affiliates owe to the Company were not transferred to the Litigation Trust. Such claims remain with the Company and any amounts received by the Company on account of such claims will benefit the Company. All affiliate receivables have been fully reserved and, it is unlikely that the Company will receive any amounts in respect of such claims.

     All other legal proceedings pending against the Predecessor Company prior to the Effective Date were settled pursuant to the Reorganization. There are no legal proceedings pending against the Company after the Effective Date which could reasonably be believed to have a material adverse effect on the Company s consolidated results of operation.

ITEM  2.  CHANGES IN SECURITIES

     None (see the reference to New Notes and Common Stock made in Item 1 above).

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM  5.  OTHER INFORMATION

     A. Expanded Parking Facility. The Company owns an approximately 3.25 acre site located between the Bullwhackers Black Hawk casino site and the Silver Hawk casino. Because of the importance of convenient close-in parking to maximizing casino revenue, in April 1994, the Company completed development of the 3.25 acre site into a paved and lighted surface parking facility staffed for valet service with a capacity of approximately 260 cars. The Company previously announced plans to construct in phases an approximately 500-space parking garage on the surface parking lot, for which it previously received the requisite local zoning approvals. The parking garage was expected to cost approximately $6 million. In connection with readying the surface parking lot for construction, the Company completed additional environmental remediation and excavation work, at a cost of approximately $1.3 million.

     The Company previously announced that it would delay construction of the parking garage until after the busy summer gaming season. Upon completion of the extensive excavation work, which included the excavation of a substantial portion of the mountain located on the back part of the 3.25 acre site, and the subsequent repaving of the surface parking lot, capacity of the surface parking lot was increased from 260 cars to approximately 400 cars, a 50% increase in capacity. The Company is analyzing whether to construct the parking garage given the fact that it has achieved 80% of the desired parking capacity for only a fraction of the total capital cost anticipated to be spent on the parking garage. The Company is also considering the benefit of avoiding the business disruption that would occur during the parking garage construction project. The Company has concluded that it will indefinitely delay the construction of the parking garage as it continues to re-evaluate the long-term utilization of the site pending market conditions.

     B. Environmental. In the process of completing the environmental remediation on the surface parking lot, the Company discovered that two small and confined treatment cells within the surface parking lot contain unacceptable levels of mercury and lead within the soil, and thus are classified as hazardous. The Company immediately reported this finding to the United States Environmental Protection Agency ( EPA ) and the Colorado Department of Public Health and Environment ( CDPHE ). The hazardous soil is located above the groundwater table. At the direction of the EPA and CDPHE, the Company placed an asphalt cap over the hazardous soil to prevent infiltration. While the parties have agreed that the hazardous soil presents minimal impact to the environment in the short term, the Company has reached an agreement with the EPA and CDPHE to remove the hazardous soil and dispose of the material at a hazardous waste landfill prior to December 31, 1996. The Company is currently analyzing the most efficient way and time period within which to complete the removal of the hazardous soil. It is currently estimated that the cost of this removal project will be between $100,000 and $200,000.

     C. Competition. Various published reports detailing additional gaming projects have been announced for the Town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first major intersection off of State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. Bullwhackers Black Hawk and the Silver Hawk, in contrast, are located at the northern end of Black Hawk at the second major intersection off of State Highway 119. In addition, the Colorado Department of Transportation is analyzing plans to potentially construct a third major intersection off of State Highway 119 in between the two current intersections. This additional intersection, if constructed, would provide the casinos south of Bullwhackers Black Hawk, the Silver Hawk Saloon & Casino and the entire Central City market with another opportunity to capture visitors to Black Hawk from the Denver metropolitan, thereby potentially reducing traffic flow and customer visits to Bullwhackers Black Hawk, Silver Hawk Saloon & Casino and Bullwhackers Central City.

     Among some of the announced projects: Colorado Central Station, an existing casino in Black Hawk, has announced both an expansion of its existing casino and a new 22,000 square foot casino across the street with 600 slot machines, a 120-room hotel and an 800 space parking garage; Caesar s of Las Vegas, a subsidiary of ITT Sheraton, has established a joint venture to build an $80-90 million project with a 45,000 square foot casino, 1,200 slot machines and 1,000 parking spaces, with a possible hotel in the second phase; the Black Hawk Brewery has shown drawings of a $23 million project, with 46,000 square feet of gaming space containing 500-700 slot machines; the Gilpin Hotel has announced a joint venture with Jacobs Entertainment from Cleveland for a new 35,000 square foot casino that would benefit from the proposed new intersection off of State Highway 119, with 52 hotel rooms, 250 parking spaces and 750-1,000 slot machines; the Jazz Alley has announced an expansion to roughly 650 slot machines in a highly themed casino to be known as Virginia City. While it is difficult to assess the development stage of each of the announced projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the new competition will be completed and open to the public as soon as Spring 1997. In addition, as the Town of Black Hawk expands, both in terms of gaming device capacity and market share, the City of Central tends to contract in terms of gaming device capacity and market share. Therefore, should several of the announced competitive projects open, the increased competition will affect the Company s operations in both Black Hawk and Central City and, accordingly, may have a material adverse effect on the Company s consolidated results of operation.

     D. Taxes. Effective October 1 of each year, the Gaming Commission is constitutionally required to establish the gross gaming revenue tax rate for the ensuing 12 months. Under the Colorado Constitution, the Gaming Commission could increase the tax rate to as much as 40%. Since the establishment of gaming in Colorado, the Gaming Commission has in various years raised, lowered and kept the same tax rate from the preceding year. For the fiscal year 1995-96, the Gaming Commission promulgated an annual gross revenue tax (gross revenue being generally defined as the total amount wagered less the total amount paid out in prizes) of 2% of the gross gaming revenue up to and including $2 million, 8% of the gross gaming revenue up to and including $4 million, 15% of the gross gaming revenue up to and including $5 million and 18% of gross gaming revenue in excess of $5 million. While it is difficult to speculate on what the Gaming Commission may do this year, the industry believes that a tax increase may be possible beginning October 1, 1996. Any material increase in the tax rate could have a material adverse effect on the Company s consolidated results of operation.

     E. Kids Quest. Subsequent to the end of the second quarter, the Company entered into an agreement with New Horizon Kids Quest III, Inc. ( Kids Quest ), a provider of childcare to the casino industry. The agreement provides for Kids Quest to operate a licensed day care facility adjacent to the Company s Black Hawk casino. Kids Quest will be soley responsible for the day-to-day operations of the daycare facility. The Company will receive a percentage of revenues from the Kid s Quest operations. The Company is obligated to construct a daycare facility for use by Kids Quest. The costs for the daycare facility are approximately $1 million.

II.ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits. The following exhibits are filed with or incorporated by reference in this Quarterly Report on Form 10-Q.


  Exhibit   Description
  _______   ___________
    No.
    ___

    2.1 Disclosure Statement for First Amended Joint Plan of Reorganization of Hemmeter Enterprises, BWBH, Inc., BWCC, Inc. and Millsite 27, Inc. (Filed as Exhibit 2.1 to the Company s Registration Statement on Form 10/A (File No. 0-28068)(the Form 10/A ) and incorporated by reference herein).

    2.2 First Amended Joint Plan of Reorganization of the Hemmeter Enterprises, Inc., BWBH, Inc., BWCC, Inc. and Millsite 27, Inc. (Filed as
            Exhibit 2.2 to the Form 10/A and incorporated by reference herein).

    3.1     Amended  and Restated  Articles of  Incorporation
            of Hemmeter  Enterprises, Inc. (Filed as  Exhibit
            3.2   to  the  Form   10/A  and  incorporated  by
            reference herein).

    3.2     Amended   and  Restated   By  laws   of  Hemmeter
            Enterprises, Inc.  (Filed as  Exhibit 3.2 to  the
            Form 10/A and incorporated by reference herein).

    4.1 Indenture between Colorado Gaming & Entertainment Co., BWBH, Inc., BWCC, Inc., Millsite 27, Inc. and Silver Hawk Casino, Inc. and Fleet National Bank, as Trustee. (Filed as
            Exhibit 4.1 to the Form 10/A and incorporated by reference herein).

    4.2     Registration Rights Agreement. (Filed  as Exhibit
            4.2  to  the   Form  10/A  and  incorporated   by
            reference herein).

    10.1 Amended and Restated Loan and Security Agreement, dated as of June 4, 1996 between Foothill Capital Corporation, BWBH, Inc., Millsite 27, Inc. and Silver Hawk Casino, Inc. (Filed as Exhibit 10.8 to the Form 10/A and incorporated by reference herein).

    10.2    Colorado  Gaming &  Entertainment Co.  Management
            Stock Incentive Plan. (Filed as Exhibit 10.25 to the Form 10/A and incorporated by reference herein).

    10.3    Colorado  Gaming &  Entertainment Co.  Cash Bonus
            Plan. (Filed as Exhibit 10.26 to the Form 10/A and incorporated by reference herein).

    10.4    Consulting  Agreement  between  Hemmeter
            Enterprises, Inc. and Christopher B. Hemmeter.

    10.5    Consulting  Agreement  between  Hemmeter
            Enterprises, Inc. and Mark M. Hemmeter.

    10.6    Employment     Agreement     between     Hemmeter
            Enterprises,  Inc.  and Stephen  J.  Szapor,  Jr.
            (Filed as Exhibit 10.29 to the Form 10/A and incorporated by reference herein).

    10.7    Employment     Agreement     between     Hemmeter
            Enterprises, Inc. and  Alan L.  Mayer. (Filed  as
            Exhibit 10.30 to the Form 10/A and incorporated by reference herein).

    10.8    Employment     Agreement     between     Hemmeter
            Enterprises, Inc.  and Richard  Rabin. (Filed  as
            Exhibit 10.31  to the Form  10/A and incorporated
            by reference herein).

 (b)      Reports on Form 8-K.

     None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Gaming & Entertainment Co. has duly caused this report to be signed by the undersigned thereunto duly authorized.

COLORADO GAMING & ENTERTAINMENT CO., a Delaware corporation

/s/ Stephen J. Szapor, Jr.
Stephen J. Szapor, Jr.
President and Chief Executive Officer
Date:  August 14, 1996

/s/ Robert Stephens
Robert Stephens
Chief Accounting Officer and Treasurer
Date:  August 14, 1996