Form 10-Q
period 1996-09-30
COLORADO GAMING & ENTERTAINMENT CO
filed 1996-11-06
CIK 918390

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                    FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1996

          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________.

                         Commission file number 0-28068

                       Colorado Gaming & Entertainment Co.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                             84-1242693
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

1700 Lincoln Street, 49th Floor, Denver, Colorado                   80203
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code(303)863-2400

------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days      Yes X No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check (X) mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X     No ___

   Number of shares of common stock outstanding at October 31, 1996: 5,138,888



                       Colorado Gaming & Entertainment Co.
                                    Form 10-Q
                                      Index

                                                                            Page
Part 1   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

      Consolidated Balance Sheets - as of September 30, 1996 and              1
               December 31, 1995.

      Consolidated Statements of Operations - for the three months            2
               ended September 30, 1996, for the period June 7 through September 30, 1996, for the three months ended September 30, 1995, for the period January 1 through June 6, 1996, and for the nine months ended September 30, 1995.

      Consolidated Statements of Cash Flows - for the period                  3
               June 7 through September 30, 1996, January 1 through June 6, 1996 and for the nine months ended
               September 30, 1995.

      Notes to Consolidated Financial Statements                             4-8

Item 2.  Management's Discussion and Analysis                               9-15


PART II  OTHER INFORMATION                                                 16-17

SIGNATURES                                                                    18


                       Colorado Gaming & Entertainment Co.
                           Consolidated Balance Sheets
                      (In thousands, except shares amounts)

                                                     Reorganized Company (a)   Predecessor Company
                                                       September 30, 1996        December 31, 1995
                                                     -----------------------   --------------------
                                                           (unaudited)

                           ASSETS
Cash                                                      $       4,815             $    3,623
Inventories                                                          92                     85
Accounts receivable, net                                            201                    226
Prepaid expenses                                                    405                    638
                                                         --------------        ---------------
     Total current assets                                         5,513                  4,572

Property, equipment and leasehold improvements, net              42,374                 32,127
Restricted funds in escrow (Note 2)                                 259                      -
Excess reorganization value, net (Note 1)                        18,511                      -
Other assets, net                                                   814                    981
                                                         --------------        ---------------
     Total assets                                                67,471                 37,680
                                                         --------------        ===============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of notes payable                                  1,990                      -
Accounts payable                                                    821                    404
Accrued interest                                                  1,907                      -
Accrued expenses                                                  3,372                  3,953
                                                         --------------        ---------------
     Total current liabilities                                    8,090                  4,357
                                                         --------------        ---------------

Senior secured notes payable (Note 3)                            50,000                      -
Other notes payable, net of current portion (Note 3)              4,953                      -
Liabilities subject to compromise                                     -                186,460
                                                         --------------        ---------------
     Total non-current liabilities                               54,953                186,460
                                                         --------------        ---------------

     Total liabilities                                           63,043                190,817
                                                         --------------        ---------------

Common stock, $.01 par value, 20 million and 50 million
  shares authorized, respectively, 5,138,888 and
  11,786,235  issued and outstanding (Note 4)                        51                    118
Warrants issued                                                       -                  7,000
Additional paid-in capital                                       14,896                  2,162
Accumulated deficit                                             (10,519)              (162,417)
                                                         --------------        ---------------
     Total stockholders' equity (deficit)                         4,428               (153,137)
                                                         --------------        ---------------

     Total liabilities and stockholders' equity (deficit) $      67,471             $   37,680
                                                         ==============        ===============

(a) Due to the Reorganization and implementation of fresh start accounting pursuant to SOP 90-7, financial statements for the Reorganized Company (periods starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to Consolidated Financial Statements for additional information.

The Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      Consolidated Statements of Operations
                      (In thousands, except per data share)

                                              Reorganized Company (a)                                Predecessor Company
                                                                                Unaudited
                                         ------------------------------------------------------------------------------------------
                                         Three Months        June 7, 1996       Three Months     January 1,1996      Nine Months
                                             Ended              Through            Ended            Through             Ended
                                           September         September 30,     September 30,      June 6, 1996      September 30,
                                           30, 1996              1996               1995                                1995
                                         --------------     ----------------  ----------------- -----------------  ----------------

Revenue:
  Casino                                 $      13,973      $        17,073   $         11,718  $         19,126   $        34,101
  Food and beverage                                999                1,215              1,083             1,288             2,887
  Other                                             40                   47                 80                32               235
                                         --------------     ----------------  ----------------- -----------------  ----------------
    Gross revenue                               15,012               18,335             12,881            20,446            37,223
  Less:  Promotional allowances                   (387)                (465)              (441)             (464)           (1,116)
                                         --------------     ----------------  ----------------- -----------------  ----------------
    Net revenue                                 14,625               17,870             12,440            19,982            36,107

Operating Expenses:
  Casino                                         3,678                4,269              3,244             5,544             9,762
  Gaming taxes                                   2,548                3,308              2,431             3,614             6,993
  Food and beverage                                928                1,128                790             1,299             2,340
  General and administrative:
    Casino                                         723                  917                792             1,249             2,594
    Corporate                                      955                1,102              1,523               902             5,726
  Marketing                                      1,903                2,338              1,571             2,349             4,330
  Depreciation and amortization                  1,813                2,209              1,178             1,882             3,529
  Pre-opening                                      (26)                 315                  -                47                 -
  Reorganization items                             106                  106                442             2,290               700
  Impairment of assets and other expenses            -                    -                                    -             5,318
                                         --------------     ----------------  ----------------- -----------------  ----------------
     Total operating expenses                   12,628               15,692             11,971            19,176            41,292

  Income (loss) from operations                  1,997                2,178                469               806            (5,185)

  Interest expense                              (1,743)              (2,146)            (6,076)             (579)          (16,052)
  Interest income                                   49                   59                 43                66               333
  Loss on disposition of assets                    (71)                 (71)               (51)             (244)             (124)
  Equity in loss of GPRI                             -                    -             (3,070)                -           (15,256)
                                         --------------     ----------------  ----------------- -----------------  ----------------

  Income (loss) before income tax expense
    and extraordinary items                        232                   20             (8,685)               49           (36,284)

  Income tax expense (Note 5)                        -                    -                  -                 -                 -
                                         --------------     ----------------  ----------------- -----------------  ----------------

  Net income (loss) before extraordinary
    gain                                           232                   20             (8,685)               49           (36,284)

  Extraordinary gain from reorganization
    items                                            -                    -                  -           164,358                 -
                                         --------------     ----------------  ----------------- -----------------  ----------------

  Net income (loss)                      $         232      $            20   $         (8,685) $        164,407   $       (36,284)
                                         ==============     ================  ================= =================  ================

  Net income per common share (b)        $         .05      $          0.00   $            N/A  $            N/A   $           N/A
                                         ==============     ================  ================= =================  ================


(a) Due to the Reorganization and implementation of fresh start accounting pursuant to SOP 90-7, financial statements for the Reorganized Company (periods starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented because, due to the Reorganization and implementation of fresh start accounting, they are not comparable to subsequent periods.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       Colorado Gaming & Entertainment Co.
                             Consolidated Cash Flows
                                 (in thousands)

                                                                    Unaudited
                                                ......................................................
                                                June 7, 1996      January 1,1996     Nine Months
                                                   Through            Through           Ended
                                                  September        June 6, 1996       September
                                                   30,1996                            30, 1995
                                                     (a)
                                                --------------    ----------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                        $          20     $       164,407   $     (36,284)

       Adjustment to reconcile net income
         (loss) to Net cash provided by
         operating activities:
       Depreciation and amortization                    2,209               1,882           3,529
       Noncash compensation expense                       120                   -             128
       Equity in loss of GPRI                               -                   -          15,256
       Non cash interest expense                        1,919                 495          15,666
       Extraordinary gain from reorganization               -            (164,358)              -
       Loss on disposition of assets                       71                 244             124
       Change in working capital and other             (3,120)              2,647           5,210
                                                --------------    ----------------  --------------
         Net cash provided by operating
         activities                                     1,219               5,317           3,629
                                                --------------    ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for capital improvements           (2,633)             (3,885)         (1,882)
       Net change in restricted funds                     248                (507)          4,209
       Contributions to GPRI                                -                   -          (7,727)
       Advances to affiliates                               -                   -          (1,503)
                                                --------------    ----------------  --------------
         Net cash used in investing activities         (2,385)             (4,392)         (6,904)
                                                --------------    ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from other notes payable                2,559               5,824           2,000
       Repayments of other notes payable and
       capital leases                                  (3,646)             (3,304)         (1,638)
                                                --------------    ----------------  --------------
         Net cash (used in) provided by
         financing activities                          (1,087)              2,520             362
                                                --------------    ----------------  --------------

INCREASE/DECREASE IN CASH                              (2,253)              3,445          (2,913)

CASH, at beginning of period                            7,068               3,623           5,643
                                                --------------    ----------------  --------------

CASH, at end of period                          $       4,815     $         7,068   $       2,730
                                                ==============    ================  ==============

(a) Due to the Reorganization and implementation of fresh start accounting pursuant to SOP 90-7, financial statements for the Reorganized Company (periods starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.


                      COLORADO GAMING & ENTERTAINMENT CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company"), formerly known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" or "HEI" for the period prior to June 7, 1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. On July 26, 1995, certain creditors filed an involuntary petition under Chapter 11 of the Federal Bankruptcy Code against the Predecessor Company's wholly-owned subsidiary, Grand Palais Riverboat, Inc. ("GPRI"). On July 28, 1995, GPRI converted its petition to a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana (the "Court"). On November 7, 1995, the Predecessor Company, including three of its subsidiaries, also filed for Chapter 11 bankruptcy (the bankruptcy proceedings referred to as the "Reorganization"). On May 3, 1996, as part of the Company's overall restructuring, the Predecessor Company's stock interest in GPRI was sold to Casino America, Inc. pursuant to the Plan of Reorganization confirmed in the GPRI bankruptcy case. Consideration, consisting of cash, stock and notes totaling approximately $59 million, was allocated among the GPRI creditors, which included the Predecessor Company's senior secured creditors. Accordingly, the Predecessor Company received no consideration from the sale of GPRI. Concurrently with this stock sale, all claims against the Predecessor Company related to GPRI were released. This transaction had no financial statement impact on the Predecessor Company in the 1996 period, as its investment in GPRI had been reduced to zero in the 1995 period.

     On June 7, 1996 (the "Effective Date"), CG&E and three of its subsidiaries emerged from bankruptcy. In general, the Reorganization provided for resolution of all claims against the Predecessor Company and obligations of the Predecessor Company pending as of November 7, 1995, the Chapter 11 filing date, as well as resolution of certain legal disputes, in exchange for the issuance of new indebtedness and new common stock (see Notes 3 and 4). Upon the Effective Date, the Predecessor Company's name was changed to Colorado Gaming & Entertainment Co.

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

FRESH START REPORTING

     In accordance with AICPA Statement of Position 90-7, "Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt "fresh-start" accounting on the Effective Date. The impact of the adoption of fresh-start reporting is reflected in the September 30, 1996 consolidated balance sheets. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors and third-party appraisals, estimated its reorganization value, which represents the fair value of the Company, before considering liabilities. The estimated value for the Company and its subsidiaries totaled approximately $65 million. The reorganization value of the Company and its subsidiaries was determined by consideration of several factors, including the discounted residual value of the Company's cash flows and comparable sales. Any excess of the reorganization value over the fair market value of the net assets is reported as excess reorganization value and will be amortized over an 18.5-year period.

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

     The accompanying unaudited consolidated financial statements and related notes of the Company post-Reorganization (periods beginning June 7, 1996) and the Predecessor Company pre-Reorganization (periods prior to June 7, 1996) have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included.

(2)  RESTRICTED FUNDS IN ESCROW

     Pursuant to various agreements with the City of Black Hawk and the United States Environmental Protection Agency ("EPA"), the Company was required to deposit funds in certain escrow accounts to guarantee payment of environmental remediation and other costs related to the Company's parking lot improvements. As of September 30, 1996 the escrowed funds totaled $259,000.

(3)  DEBT/NOTES PAYABLE

     SENIOR SECURED NOTES

     On the Effective Date, the Company's outstanding senior secured notes totaling $174 million (the "Old Notes"), and other notes payable to Resort Income Investors, Inc. ("RII") totaling $2 million, were canceled and $50 million in 12% Senior Secured Pay-In-Kind Notes due 2003 (the "New Notes") were issued on a pro rata basis to the holders of the Old Notes and RII. Interest on the New Notes accrues at a rate of 12% per annum, and is payable semi-annually. The Company may, at its option, pay interest on the New Notes interest payment dates of December 1, 1996, and June 1, 1997, through the issuance of additional notes, with terms substantially identical to the terms of the New Notes. The New Notes are secured by substantially all the assets of the Company, including the common stock of the Company's operating subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     CREDIT FACILITY

     On the Effective Date, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub facilities, including a $5 million construction facility, a $5 million equipment financing facility, a $3.5 million working capital facility and a $1 million Silver Hawk facility. No more than $12.5 million of borrowings may be outstanding at any time. Borrowings under the Credit Facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%. The sub facilities have varying terms ranging from three to five years from when the funds are borrowed. As of September 30, 1996, the Company had drawn approximately $3.8 million on the equipment portion of the Credit Facility, the majority of which was used to refinance pre-petition equipment financing of the Company, and approximately $1.0 million under the Silver Hawk facility. Borrowings are secured by a first priority lien and security interest in substantially all of the real and personal property owned or leased by the Company. The Credit Facility replaced a Debtor-in-Possession facility, also provided by Foothill Capital Corporation, during the Company's bankruptcy.

     OTHER NOTES

     Pursuant to the Reorganization, the Company issued two unsecured promissory notes to Capital Associates International, Inc. ("CAI") in the respective principal amounts of $1.6 million and $3 million, both accruing interest at the rate of 9% per annum. The $1.6 million note is due in 10 equal quarterly installments which commenced September 7, 1996. As of September 30, 1996, approximately $1.5 million is outstanding on this note. The $3 million note has been reduced by approximately $2.3 million received by CAI on account of its claims filed in the Chapter 11 bankruptcy case filed by GPRI. The outstanding balance on the $3 million note is in the range of between $500,000-700,000 depending on the ultimate resolution of the exact amount received by CAI from GPRI distributions to be credited against the note. Accordingly, the Company has reflected $700,000 of the second note as an obligation in the accompanying consolidated balance sheet, although this amount might be reduced as discussed above.

(4)  EQUITY

     Pursuant to the Reorganization, the Predecessor Company's common stock and warrants were canceled on the Effective Date. The Reorganization also provided for the amendment and restatement of the Company's certificate of incorporation and bylaws. The new charter authorized 20 million shares of $.01 par value common stock. On the Effective Date, 5 million shares of common stock of CG&E were issued on a pro rata basis to the holders of Old Notes and RII. In addition, the Company's President and Chief Executive Officer received 138,888 shares of common stock. The Company recorded $243,000 of reorganization expense related to this stock based on the assumed fair market value of the stock on the Effective Date.

     Also on the Effective Date, 416,667 shares of common stock of the Company were reserved to be issued to executive management and non employee directors pursuant to the Company's Management Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for shares to be issued to certain management individuals annually, for the next three years, subject to the Company meeting certain performance criteria. Once granted, the shares are fully vested. The first grant is scheduled for June 7, 1997.

(5)  TAXES

     Prior to the current fiscal year, the Company has never produced net income or taxable income. For the nine months ended September 30, 1996, the Company reported net income of approximately $164.4 million, of which $164.4 million related to an extraordinary gain from Reorganization items. Specifically of these Reorganization items $137.8 million relates to the cancellation of indebtedness ("COD") income and the remaining $26.6 million related to gains recorded for the write up of the Company's assets due to the adoption of "fresh start" accounting on the Effective Date. These events are not included in taxable income and, accordingly, no provision for income taxes was recorded in the current period.

Deferred tax assets and liabilities are comprised of the following:

                                                  September 30    December 31
                                                      1996            1995
                                                  (Unaudited)
Current:
         Accrued vacation & gaming liabilities   $      208      $      184

Non-Current:
         Depreciable basis of fixed assets            (593)           3,053
         Allowance of bad debt                        3,873           5,832
         Reorganization items                         1,927           4,287
         Deferred interest                                -             404
         Capital loss on RCJV                             -           8,646
         Net operating loss carryforwards             2,345          41,148
                                                 ----------       ---------

Net Deferred tax assets                               7,760          63,554
Valuation allowance                                  (7,760)        (63,554)
                                                 ----------       ---------
                                                 $        -       $       -
                                                 ==========       =========

     The net deferred tax asset valuation allowance is equal to the full amount of the net deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. Due to the adoption of "fresh start" accounting, any reduction in the valuation allowance will be credited against excess reorganization value, rather than the traditional treatment as a credit to income tax expense in the statement of operations.

     The Company's tax position changed significantly as a result of the Reorganization. The Company disposed of its stock interest in GPRI, thus eliminating GPRI's net operating loss carryforwards ("NOL's"), capital loss on its investment in RCJV, and other tax assets, from the tax assets as of December 31, 1995. The Company's fixed assets were written-up due to the adoption of fresh start accounting, which has no benefit for tax purposes. Additionally, the Company realized approximately $137.8 million in COD income on the Effective Date. Pursuant to the applicable sections of the Internal Revenue Code (the "Code"), this gain is excluded from taxable income. This excluded income, however, resulted in a reduction of the parent company's tax attributes, specifically the elimination of the parent Company's NOL's. Only NOL's and depreciable tax assets at the subsidiary level will survive this cancellation of indebtedness event. Also, certain bad debt allowances which were reserved for book, but may be used as future tax deductions will survive at the parent level and subsidiary level.

     After the sale of GPRI stock and the reduction of tax attributes resulting from cancellation of indebtedness, the Company's pre ownership change NOL's total approximately $5.9 million. These losses will begin to expire in 2008. In addition, the Company will likely generate a post change NOL in 1996 of $261,000. The Reorganization provided for the issuance of new common stock to satisfy the Company's indebtedness and resulted in an "ownership change" under
Section 382 of the Code. The ownership change will limit the use of the Company's pre-ownership change NOL's to approximately $520,000 per year.
The post-ownership change NOL's will be available without limitation.

(6)  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Colorado Casinos for the three and nine month periods ended September 30, 1996 and 1995 excluding any reorganization and impairment charges are shown as follows (in thousands):

                             Three Months Ended        Nine Months Ended
                                September 30             September 30
                              1996          1995       1996         1995
                          -----------------------  ----------------------

Net revenues              $   14,625   $   12,440  $   37,852  $   36,107
Casino expenses                9,780        8,828      26,015      26,019
Casino operating profit        4,845        3,612      11,837      10,088
Pre-opening (Silver Hawk)        (26)           -         362          -
Corporate expenses               955        1,523       2,004       5,726
                          ----------   ----------  ----------  ----------
EBITDA                    $    3,916   $    2,089  $    9,471  $    4,362
                          ==========   ==========  ==========  ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion below and under Item 5 of Part II of this Report on Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the
"Exchange"), that involve risks, uncertainties, and other factors which may cause the Company's actual performance to be materially different from the projections expressed or implied by such statements. Such factors include, among others, increased competition, economic conditions in the greater Denver metropolitan area, changes in gaming or liquor regulation or tax rates, inclement weather, success of the Company's marketing initiatives, number of visitors to Black Hawk and Central City.

OVERVIEW

     On May 3, 1996 as part of the Company's overall restructuring, the Company's stock interest in GPRI was sold to Casino America, Inc. pursuant to the GPRI Plan of Reorganization. Consideration, consisting of cash, stock and notes totaling approximately $59 million, was given to GPRI creditors, including the Company's senior secured creditors. Accordingly, the Company received no consideration from the sale of GPRI. Concurrently with this stock sale, all claims against the Company related to GPRI were released. This transaction had no financial statement impact on the Company in the 1996 period, as the Company's investment in GPRI had been reduced to zero in the 1995 period.

     On the Effective Date the Company emerged from bankruptcy. Pursuant to the Reorganization, the following events occurred:

- $176 million of senior secured debt of the Company was canceled and $50 million in new debt of the Company was issued.

- All outstanding common stock and warrants of the Company were canceled and 5 million shares of new common stock of the Company was issued on a pro rata basis to the holders of the Old Notes and RII.

- Certain unsecured liabilities totaling approximately $1.2 million were canceled.

-    The Company changed its name to Colorado Gaming & Entertainment Co.

     Also on the Effective Date, the Company adopted fresh start accounting in accordance with SOP 90-7, resulting in adjustment of the Company's common stockholders' equity and the carrying values of assets and liabilities. As a result, the Company's post-Reorganization balance sheets and statements of operations are not prepared on a consistent basis of accounting with its pre-Reorganization balance sheets and statements of operations. In connection with its Reorganization, a substantial amount of pre-bankruptcy liabilities of the Company were converted to equity or otherwise discharged and significant adjustments were made to reflect the resolution of certain liabilities. The cancellation of debt and other reorganization related entries resulted in $164.4 million extraordinary gain in the 1996 period. Accordingly, the Company's net income for the nine months ended September 30, 1996 period is almost solely attributable to the extraordinary gain from the reorganization activities.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1996 as Compared to the Three Months Ended September 30, 1995

     The Company's net revenue increased 18%, to $14.6 million for the third quarter of 1996, from $12.4 million for the third quarter of 1995. The increase in revenue is primarily attributable to the addition of the Silver Hawk casino which commenced operations on June 26, 1996. In addition, continued overall growth in the Black Hawk market and completion of the Company's expanded parking lot in Black Hawk which opened on June 7, 1996, contributed to the increased revenues at the Company's Bullwhackers Black Hawk property. The Silver Hawk contributed approximately $2.3 million in net revenues for the quarter. Management believes the Silver Hawk revenues, which exceeded management's expectations, were a result of customer trial of the new facility in Black Hawk, the first new facility to open in Black Hawk in over a year. In addition, the Silver Hawk opened during the historically busy summer season, which contributed to the initial strong revenue figures. Accordingly, the Company currently anticipates that Silver Hawk revenues will be substantially lower in future quarters.

     The Company's Bullwhackers Black Hawk facility produced a 6% increase in revenues for the quarter compared to the third quarter of 1995. The revenue gains in Black Hawk were partially offset by significant revenue declines at the Company's Bullwhackers Central City property. The overall Central City market, which was down approximately 6% for the quarter, year to year, continues to struggle to compete with the Black Hawk market, which offers better access and parking convenience. The Company's facility in Central City has not been able to compete effectively with other competitors in Black Hawk and Central City which offer substantially more amenities in terms of on-site parking, location, access and to a lesser extent hotel rooms. The Company continues to evaluate the Central City market and its operations to assess a number of strategic alternatives.

     Expenses directly related to casino operations, including casino expense, gaming taxes and food and beverage expense increased 11% to $7.2 million for the third quarter of 1996, as compared to $6.5 million for the third quarter of 1995. The increase is due to the addition of the Silver Hawk operations and increased business levels at the Bullwhackers Black Hawk facility.

     Marketing expense increased 19% to $1.9 million for the third quarter of 1996, as compared to $1.6 million for the third quarter of 1995. The increase is due to marketing efforts related to the initial opening period of the Silver Hawk and the implementation of an additional customer busing program in an effort to sustain business levels at the Company's Central City property.

     Casino general and administrative expense decreased 9% to $723,000 in the third quarter of 1996, as compared to $792,000 for the third quarter of 1995. The decrease primarily relates to reduction staffing at the Central City property and decreased insurance costs.

     Corporate expenses decreased 36% to $955,000 for the third quarter of 1996, as compared to $1.5 million for the third quarter of 1995. These reductions included the elimination of most corporate positions, combining corporate offices with the Colorado Casino offices and other cost savings. Offsetting these corporate reductions in the third quarter of 1996 was a charge of approximately $460,000 relating to compensation expense for senior management based upon implementation of the Company's new Cash Bonus Plan and the Management Incentive and Non-Employee Director Stock Plan.

     Depreciation expense increased 50% to $1.8 million for the third quarter of 1996, as compared to $1.2 million for the third quarter of 1995. The increased depreciation charges is due to the increased basis of the Company's assets due to the adoption of "fresh start" accounting, primarily the excess reorganization value, and depreciation charges related to the newly acquired and operating Silver Hawk casino.

     Operating Income. Income from operations increased 326% to $2.0 million for the third quarter of 1996, as compared to a $469,000 in the third quarter of 1995. The increase in operating income is primarily attributable to $900,000 in operating income from the Silver Hawk casino and decreased corporate expense. The Silver Hawk results benefited from a low 2% tax rate during the quarter as a result of the graduated gaming tax structure in Colorado. In the third quarter of 1997 it is likely that the tax rate at the Silver Hawk will be 18%, thus substantially affecting the property's operating profit in future periods.

     Interest expense decreased 72% to $1.7 million for the third quarter of 1996, as compared to $6.1 million for the third quarter of 1995. The lower interest charges are due to the Company's lower overall outstanding debt balance as a result of the Reorganization.

For the Nine Months Ended September 30, 1996 as Compared to the Nine Months Ended September 30, 1995

     The Company's net revenue increased 5%, to $37.9 million for the nine months ended September 30, 1996, from $36.1 million for the nine months ended September 30, 1995. The $1.8 million increase in revenue is due to $2.5 million in revenue generated by the Silver Hawk casino, located in Black Hawk adjacent to the Company's expanded parking lot, which opened for business on June 26, 1996. The initial results for Silver Hawk through September, exceeded management's expectations. Management believes that these results are in part due from initial customer trial of the new facility in Black Hawk, the first new facility to open in Black Hawk in over a year. In addition, the Silver Hawk opened during the historically busy summer season, which contributed to the initial strong revenue figures. Accordingly, the Company currently anticipates that Silver Hawk revenues will be substantially lower in future quarters.

     The Company's Bullwhackers Black Hawk facility has produced a 5% increase in revenues for the nine months, despite the fact Bullwhackers Black Hawk's operations were negatively affected by construction activities relating to expansion of the Company's parking lot which began April 1 and ended in early June. The revenue gains in Black Hawk, however, were offset by significant revenue declines at the Company's Bullwhackers Central City property. The Central City market, which is down 5% year to year, continues to struggle to compete with Black Hawk, which continues to offer better access and parking convenience. The Company's facility in Central City has not been able to compete effectively with another competitor which offers substantially more amenities in terms of on-site parking, hotel rooms, location and access to the facility.

     Expenses directly related to casino operations, including casino expense, gaming taxes and food and beverage expense increased less than 1% to $19.2 million for the nine months ended September 30, 1996, as compared to $19.1 million for the nine months ended September 30, 1995. The decrease in expenses is due to certain labor efficiencies and other cost saving programs implemented in late 1995 and early 1996, offset by additional expenses related to the Silver Hawk operations.

     Marketing expense increased 9% to $4.7 million for the nine months ended September 30, 1996, as compared to $4.3 million for the nine months ended September 30, 1995. The increase is due to marketing efforts related to the initial opening period of the Silver Hawk casino and implementation of additional customer busing programs in an effort to sustain business levels at the Company's Central City property.

     Casino general and administrative expenses decreased 15% to $2.2 million for the nine months ended September 30, 1996, as compared to $2.6 million for the nine months ended September 30, 1995. The decrease primarily relates to reductions in staffing at the Central City property and decreased insurance costs.

     Corporate expense was reduced 64% to $2.0 million for the nine months ended September 30, 1996, as compared to $5.7 million for the nine months ended September 30, 1995. These reductions included the elimination of most corporate positions, combining corporate offices with the Colorado Casino offices and other cost savings. Offsetting these corporate reductions for 1996 includes a charge of approximately $460,000 relating to deferred compensation expense for senior management based upon implementation of the Company's new Cash Bonus Plan and the Stock Incentive Plan.

     Depreciation and amortization expense increased 17% to $4.1 million for the nine months ended September 30, 1996 as compared to $3.5 million for the nine months ended September 30, 1995. The increased depreciation charges is due to the increased basis of the Company's assets, primarily the excess reorganization value, and depreciation charges related to the newly acquired Sliver Hawk casino.

     The Company incurred $362,000 in pre-opening expense for the nine months ended September 30, 1996 related to its Silver Hawk casino which opened on June 26, 1995.

     Reorganization and other impairment charges decreased 60% to $2.4 million for the nine months ended September 30, 1996, as compared to $6.0 million for the nine months ended September 30, 1995. Reorganization expenses are costs directly related to the Company's Reorganization.

     Operating Income. Income from operations increased 42% to $3.0 million for nine months ended September 30, 1996, as compared to a $5.2 million loss for the nine months ended September 30, 1995. The increase in operating income is primarily attributable to the $6.0 million in one-time reorganization and other impairment charges incurred in the 1995 period and the reduction of corporate expenses. To a lesser extent the increase in operating income was also attributable to $666,000 in operating income from the Silver Hawk casino. The Silver Hawk results benefited from a low 2% tax rate during the quarter as a result of the graduated gaming tax structure in Colorado.

     Interest expense decreased 83% to $2.7 million for the nine months ended September 30, 1996, as compared to $16.1 million for the nine months ended September 30, 1995. The lower interest charges are due to no interest charges being recorded during the bankruptcy proceedings and a lower overall outstanding debt balance upon emerging from bankruptcy as a result of the reorganization.

INCOME TAX CONSIDERATIONS

     Since inception, the Company has generated significant losses, and net operating loss carry forwards ("NOL's") for tax purposes. However, as a result of the Reorganization, all but approximately $5.9 million of the NOL's will be lost, and the NOL's that survive will be limited as a result of the Company's ownership change. Additionally, while "fresh start" accounting required the Company to significantly increase the book bases of its assets, the tax bases of those assets generally remain at their historical bases. Also, it is likely that the Company will generate taxable income in future periods, which will be mitigated to some extent by the remaining NOL's and certain other tax assets the Company may be able to utilize. Accordingly, in future periods the Company may record and/or pay income tax, while recording a loss for financial reporting purposes due to the increased book depreciation charges as a result of the increased book bases of the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES

     On the Effective Date of the Company's Plan of Reorganization, June 7, 1996, the Company's outstanding Old Notes totaling $174 million, and certain other notes payable to RII totaling $2 million, were canceled and $50 million in 12% Senior Secured Pay-In-Kind Notes Due 2003 were issued on a pro rata basis to the holders of the Old Notes and the RII notes. The New Notes are secured by substantially all the assets of the Company and require semi-annual interest payments commencing on December 1, 1996. On the first two interest payment dates, December 1, 1996 and June 1, 1997, interest on the New Notes may, at the Company's option, be paid by issuing additional notes in lieu of cash interest payments. As a result, the Company will have the option of deferring approximately $6 million in cash interest payments until the New Notes are due in 2003.

     Also on the Effective Date, the Company closed on a Credit Facility with Foothill Capital Corporation ("Foothill"). The Credit Facility provides for loans up to $12.5 million in the form of several sub facilities including a construction facility of $5 million, an equipment financing facility of $5 million, a revolving facility for up to $3.5 million and a Silver Hawk facility for $1 million. The aggregate borrowings may not exceed $12.5 million at any time. Borrowings under the Credit Facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%. The sub facilities have varying terms, ranging from three to five years from the date funds are borrowed. The Credit Facility is secured by first liens on substantially all the Company's assets and are senior, in terms of lien rights, to the New Notes. The Credit Facility replaced a $7.0 million Debtor-in-Possession Facility (the "DIP Facility"), also from Foothill. Certain equipment financing, with a principal balance totaling $3.9 million, was retired prior to and on the Effective Date in accordance with the Reorganization for $3.1 million (realizing an $800,000 discount) with proceeds from the DIP Facility and Credit Facility. This equipment refinancing , the Silver Hawk down payment, accrued interest and certain expenses, altogether totaling approximately $4.3 million, were replaced or borrowed on the Effective Date from the Credit Facility. In the third quarter, the Company repaid $1.3 million of these costs which were borrowed under the revolving line and drew down $1 million funds available under the Silver Hawk line. Accordingly, as of September 30, 1996 the Company has approximately $ 4.8 million outstanding under the Credit Facility.

     In April 1996, the Company purchased the Silver Hawk Casino, which was not operating at the time, for $2.7 million, of which $900,000 was borrowed under the DIP Facility. The remaining $1.8 million was financed by a note payable to the seller which accrued interest at 9.5% per annum, and providing for monthly principal and interest payments on a 20 year amortization schedule. The seller of the Silver Hawk is an elected official of Black Hawk. A statute in Colorado prohibits an elected official from having an "interest" in a gaming license. To avoid any potential regulatory interpretation that the seller would have an "interest" in the Silver Hawk gaming license, thereby detrimentally affecting the Company's ability to obtain the gaming license, the Company retired the seller's note from available cash on June 18, 1996. The Company opened the Silver Hawk Casino on June 26, 1996. The Silver Hawk had been closed since 1993. Prior to opening, the Company refurbished the interior, outfitted the Silver Hawk with equipment (including slot machines) and incurred certain other pre-opening expenses. The Company paid for approximately half of these costs in July by financing $1.1 million in slot machines from funds available under the Credit Facility and paid the remaining costs from available cash.

     The Company's development plan for its Black Hawk properties included the construction of a 500 space parking garage on the site of its surface parking lot located between its Bullwhackers Black Hawk and Silver Hawk casino. The excavation of the Company's surface parking lot in Black Hawk commenced on April 1, 1996 and concluded on June 7, 1996. The parking garage was expected to cost approximately $6 million. In connection with readying the Surface Parking Lot for construction, the Company completed additional environmental remediation and excavation work, at a cost of approximately $1.3 million. Total costs incurred on the project was $1.3 million, which was paid from available cash. Upon completion of the extensive excavation work, which included the excavation of a substantial portion of the mountain located on the back part of the 3.25 acre site, and the subsequent repaving of the Surface Parking Lot, the number of cars which can be parked on the Surface Parking Lot at any one time increased to approximately 375 cars, a 45% increase over the previous number of parking spaces. Based on this increase, the Company analyzed whether to construct the parking garage given the fact that it had achieved 75% of the desired parking capacity for only a fraction of the total capital cost anticipated to be spent on the parking garage. The Company also considered the benefit of avoiding the business disruption that would occur during the massive parking garage construction project. Accordingly, the Company has concluded that it will indefinitely delay the construction of the parking garage as it continues to re-evaluate the long-term utilization of the site in light of market conditions, which may include expanding its surface parking capacity further.

     During the Reorganization, the Company incurred substantial bankruptcy related expenses including the fees and expenses of attorneys, accountants, and financial advisors. The Company paid such professionals approximately $3.1 million from the available cash during the second and third quarters.

     The Company has entered into an agreement with a nationally recognized company known as Kids Quest to operate a licensed child care facility adjacent to Bullwhackers Black Hawk. Kids Quest will be solely responsible for the day-to-day operations of the day care facility. The Company will receive 10-15 percent of revenues from the operations of the day care facility. The Company will construct the day care facility for use by Kids Quest. However, construction of the facility is subject to reaching agreement with Kids Quest on certain issues and obtaining necessary permits and financing, and no assurance can be given that the necessary agreements will be reached or the necessary permits or financing obtained on satisfactory terms. The preliminary cost estimates for the day care facility is approximately $1.3 million, although the actual costs could be higher. The opening of the day care facility is currently scheduled for the Spring of 1997. The Company pursued this project, in part, as a result of a new law in Colorado which took effect October 1, 1996, and prohibits children from lingering in the gaming areas in the casino. The Company believes the day care facility, if constructed and opened, will provide the Company with a competitive advantage over other casinos that do not have such a facility, although there can be no assurance that the day care facility will operate in a manner that produces increased visitation and revenue to its casinos. The company believes that no other casino in Black Hawk/Central City market currently have, or have announced plans to build, a day care facility.

     On September 26, 1996, the Colorado Limited Gaming Control Commission established new gross revenue tax rates (gross revenue being generally defined as the total amount wagered less the total amount paid out in prizes) for the fiscal year 1996-97, which commenced October 1. The old and new tax rates are set forth in the following table:

             Revenue                         1995-96            1996-97
             -------                         -------            -------
     Up to $2 Million                           2%                 2%
     Over $2 Million to $4 Million              8%                 4%
     Over $4 Million to $5 Million             15%                14%
     Over $5 Million to $10 Million            18%                18%
     Over $10 Million                          18%                20%

     The Company expects to pay between $300,000-400,000 in additional gaming taxes in fiscal year 1996-97 as a direct result of the change in the tax rates.

     The Company has also entered into an agreement with another company in the business of providing gaming consulting/management services to Native American Indian tribes. The companies will use their joint resources to pursue/ obtaining contractual arrangements with various Native American tribes to provide consulting services for new and existing Native American gaming projects. The Company has committed between $150,000 and $300,000 over the next twelve months, based on the initial term and/or the extension of this agreement, which commitment the Company expects to fund through available working capital.

     Pursuant to the Indenture dated as of June 7, 1996, by and between the Company and Fleet National Bank, as Indenture Trustee, the Company has the option, through and including June 1, 1997, on each interest payment date (as defined by the Indenture), to pay the interest on the Company's $50 million issue of 12% Senior Secured Pay-in-Kind Notes due 2003 by the issuance of additional Notes. Although the Company has not yet made a final decision as to the Interest Payment Date of December 1, 1996, the Company currently anticipates paying the interest by the issuance of notes in the amount of approximately $2.9 million.

     The Company recently signed a memorandum of understanding with Gold Coin, Inc., a subsidiary of Lady Luck Corporation, to explore the possibility of combining the Company's Bullwhackers Central City facility with the Lady Luck casino, which is adjacent to the Company's Bullwhackers Central City casino. The agreement is subject to numerous contingencies including the negotiation of definitive agreements, completion of due diligence and approval by the appropriate regulatory agencies and each companies' board of directors. There can be no assurance that the companies' will reach an agreement or that the necessary approvals will be obtained. Under the proposed terms, the Company would manage the combined facility.

     The Company believes that its Credit Facility and its operating cash flows will provide sufficient liquidity and capital resources for the Company's operations. However, there is no assurance the Company's estimate of its need for liquidity and capital resources is accurate or that new business developments or other unforeseen events will not occur which will increase those needs. Although no additional financings are contemplated at this time, the Company may seek additional debt or equity financing if necessary. There can be no assurance that additional financing will be available, or if available, will be on terms favorable to the Company. Additionally, debt or equity financing may require consent from the holders of the New Notes and the lender of the Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company which, if determined adversely, would have a material adverse effect on the Company's consolidated results of operation.

ITEM 5. OTHER INFORMATION

     A. Environmental. In the process of completing the environmental remediation on the Surface Parking Lot, the Company discovered that two small and confined treatment cells within the Surface Parking Lot contained unacceptable levels of mercury and lead within the soil, and thus were classified as hazardous. The Company immediately reported this finding to the United States Environmental Protection Agency ("EPA") and the Colorado Department of Public Health and Environment ("CDPHE"). The hazardous soil is located above the groundwater table. At the direction of the EPA and CDPHE, the Company placed an asphalt cap over the hazardous soil to prevent infiltration. While the parties have agreed that the hazardous soil presents minimal impact to the environment in the short term, the Company has reached an agreement with the EPA and CDPHE to remove the hazardous soil and dispose of the material at a hazardous waste landfill prior to December 31, 1996. The Company is currently analyzing the most efficient way and time period within which to complete the removal of the hazardous soil. It is currently estimated that the cost of this removal project will approximate $100,000.

     B. Competition. Various published reports detailing additional gaming projects have been announced for the Town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first major intersection off of State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. Bullwhackers Black Hawk and the Silver Hawk, in contrast, are located at the northern end of Black Hawk at the second major intersection off of State Highway
119. In addition, the Colorado Department of Transportation is analyzing plans to construct a third major intersection off of State Highway 119 in between the two current intersections. This additional intersection, if constructed, would provide the casinos south of Bullwhackers Black Hawk and the Silver Hawk with another opportunity to capture visitors to Black Hawk from the Denver metropolitan, thereby potentially reducing traffic flow and customer visits to Bullwhackers Black Hawk and Silver Hawk.

     Among some of the announced projects are as following: Colorado Central Station, an existing casino in Black Hawk, has announced both an expansion of its existing casino and a new 22,000 square foot casino across the street with 600 slot machines, a 120-room hotel and an 800 space parking garage; Caesar's of Las Vegas, a subsidiary of ITT Sheraton, has established a joint venture to build approximately $80 million project with a 80,000 square foot casino, 600-700 slot machines and 800 parking spaces; the Black Hawk Brewery has announced plans for a $23 million project, with 46,000 square feet of gaming space containing 500-700 slot machines; the Gilpin Hotel has announced a joint venture with Jacobs Entertainment from Cleveland for a new 35,000 square foot casino, with 52 hotel rooms, 250 parking spaces and 750-1,000 slot machines; the Jazz Alley has announced an expansion to roughly 650 slot machines in a highly themed casino to be known as Virginia City. In Central City, Harvey's Wagon Wheel, currently the largest casino in Central City, has commenced construction of a parking garage. While it is difficult to assess the development stage of each of the announced projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the new competition will be completed and open to the public by early to mid 1998. In addition, as the Town of Black Hawk expands, both in terms of gaming device capacity and market share, the City of Central tends to contract in terms of gaming device capacity and market share. Therefore, should several of the announced competitive projects open, the increased competition will affect the Company's operations in both Black Hawk and Central City and, accordingly, may have a material adverse effect on the Company's consolidated results of operation.

     C. Effectiveness of Registration Statement. On October 22, 1996, the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. The Registration Statement relates to the resale of the Company's common stock and 12% senior secured pay-in-kind notes and was filed to fulfill the Company's requirement under the Registration Rights Agreement dated as of June 7, 1996, by and among the Company and the initial Holders (defined therein). The Company will not receive any proceeds from the sale of the common stock or notes by the Selling Security holders.

     D. Lady Luck. The Company recently signed a letter of intent with Gold Coin, Inc., a subsidiary of Lady Luck Corporation, to explore the possibility of combining the Bullwhackers Central City facility with the Lady Luck casino, which is adjacent to the Bullwhackers Central City casino. The agreement is subject to numerous contingencies including the negotiation of definitive agreements, completion of due diligence and approval by the appropriate regulatory agencies as well as each companies' board of directors. Consequently, there can be no assurance that the companies' will reach an agreement or that the appropriate approvals will be obtained. Under the proposed terms, the Company would manage the combined facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

	  Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K:

	  None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Gaming & Entertainment Co. has duly caused this report to be signed by the undersigned thereunto duly authorized.

                             COLORADO GAMING & ENTERTAINMENT CO.,
                             a Delaware corporation

                             /s/ Stephen J. Szapor, Jr.
                             _____________________________________
                             Stephen J. Szapor, Jr.
                             President and Chief Executive Officer
                             Date:  November 6, 1996


                             /s/ Robert Stephens
                             _____________________________________
                             Robert Stephens
                             Vice President of Finance & Treasurer
                             (Principal Financial Officer)
                             Date:  November 6, 1996