Form 10-K
period 1996-12-31
COLORADO GAMING & ENTERTAINMENT CO
filed 1997-03-27
CIK 918390

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 _____________

                                   FORM 10-K

(Mark One)
/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended December 31, 1996

    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.

For the transition period from ___________ to ____________.

                        Commission file number 0-28068

                      COLORADO GAMING & ENTERTAINMENT CO.
            (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                  84-1242693
      (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                 Identification No.)
             12596 WEST BAYAUD                              80228
             LAKEWOOD, COLORADO                           (Zip Code)
(Address of Principal Executive Offices)

                                (303) 716-5600
             (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                    (None)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock (Par Value $0.01 Per Share)
                                Title of Class

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  Yes    [X]     No ___

     Indicate by check mark if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes  [X]   No ___

   Number of shares of common stock outstanding at March 26,1997:  5,138,888

                   DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1.  BUSINESS

GENERAL

     Colorado Gaming & Entertainment Co. ("CG&E" or the "Company") develops, owns and operates gaming and related entertainment facilities. The Company owns and operates, through wholly owned subsidiaries, BWBH, Inc. ("BWBH" or "Bullwhackers Black Hawk") and BWCC, Inc. ("BWCC" or "Bullwhackers Central City") two of the largest casinos in terms of number of slot machines in the historic mining towns of Black Hawk and Central City, Colorado, respectively. In addition, the Company owns and operates, through a wholly owned subsidiary, Silver Hawk Casino, Inc., a third gaming facility, in Black Hawk (the "Silver Hawk Casino"), which opened on June 26, 1996 (Bullwhacker's Black Hawk, Bullwhacker's Central City and Silver Hawk Casino are referred to as the "Colorado Casinos"). In addition, through a wholly owned subsidiary, Millsite 27 Inc. ("MS27"), the Company owns a parking lot with a capacity of approximately 375 cars, which is located directly between, and is used by, Bullwhackers Black Hawk and the Silver Hawk Casino. References in this Annual Report on Form 10-K to Colorado Gaming & Entertainment Co. ("CG&E" or the "Company") include its subsidiaries unless the context requires otherwise.

     Colorado law currently permits limited stakes gaming (with a maximum single bet of $5.00) in three historic mining towns: Black Hawk and Central City, adjacent towns located approximately 35 miles from Denver, and Cripple Creek, located approximately 45 miles from Colorado Springs and 110 miles from Denver. Gaming operations also exist on two Native American reservations in Southwest Colorado. Colorado law only permits casinos to offer slot machines and the table games of blackjack and poker.

REORGANIZATION

     As a result of the financial difficulties of a riverboat gaming project undertaken by a wholly owned subsidiary of the Predecessor Company in New Orleans, Grand Palais Riverboat, Inc. ("GPRI"), the Predecessor Company, BWBH, BWCC and MS27 sought protection under Chapter 11 of the United States Bankruptcy Code on November 7, 1995. The First Amended Joint Plan of Reorganization (the "Reorganization") of the Company, BWBH, BWCC and MS27 was confirmed on April 8, 1996 and became effective on June 7, 1996 (the "Effective Date"). As a result, among other things, the Company has significantly reduced its consolidated debt and no longer has any interest in GPRI. For purposes of the discussion within, references to the "Predecessor Company" refer to the Company prior to the Reorganization.

THE COLORADO CASINOS

     BULLWHACKERS BLACK HAWK. Bullwhackers Black Hawk opened on July 17, 1992 and is currently one of the largest gaming facilities, in terms of number of slot machines, in Black Hawk. It is located on a prime site at the town's main intersection of Colorado State Highway 119 (the primary access road to Interstate 70, which leads to Denver) and Gregory Street (which connects Black Hawk to Central City). Bullwhackers Black Hawk is housed in a 36,000 square foot facility which contains approximately 12,000 square feet of gaming space on four levels. The casino currently has approximately 600 slot machines and fifteen tables games. The facility has one bar on each level, a 176-seat full service restaurant and office space. Bullwhackers Black Hawk utilizes a Victorian theme in its interior design, featuring a winding grand staircase and a glass-enclosed elevator connecting the various levels of the facility.

     In July, 1996, the Company entered into an agreement with New Horizons Kids Quest III, Inc.("Kids Quest") which provides that Kids Quest will operate a day care facility adjacent to Bullwhackers Black Hawk that intends to meet or exceed all relevant license standards. Kids Quest will be solely responsible for the day-to-day operations of the day care facility. The Company will receive percentage rent from Kids Quest for the use of the facility which is being constructed by the Company. Rent will consist of 10% of the first $500,000 in revenue and 15% thereafter from the Kids Quest operation. The day-care facility will be for the exclusive use of the patrons of the Colorado Casinos. The Company is in the process of constructing the day care facility for use by Kids Quest at an estimated cost of approximately $1.5 million. The Company has entered into a guaranteed maximum price contract with the general contractor. The opening of the day care facility is currently scheduled for the Summer of 1997. The Company pursued this project, in part, as a result of a new law in Colorado which prohibits children from lingering in the gaming areas of a casino. The Company believes the day care facility will give it a competitive advantage with other casinos that do not have such a facility, although there can be no assurance that the day care facility will result in increased visitation and revenues at the Company's casinos. No other casinos in the Black Hawk-Central City market currently have, or have announced plans to build a day care facility.

     BULLWHACKERS CENTRAL CITY. Bullwhackers Central City opened on June 15, 1992 and is currently one of the largest gaming facilities, in terms of number of slot machines, in Central City. It is located at one of the town's two main intersections, and is adjacent to a public parking facility and two of Central City's other large casinos. This 31,000 square foot facility contains approximately 8,750 square feet of gaming space on four levels. Bullwhackers Central City currently has approximately 400 slot machines and four table games. The facility has one bar on each level, a 126-seat full service restaurant, a retail shop and office space. Bullwhackers Central City also utilizes a Victorian theme in its interior design.

     The Company believes that proximity to parking is extremely important to Central City casinos and the Colorado market in general. However, except for the largest casino in Central City, none of the casinos currently operating in Central City offer on-site parking for more than 50 cars immediately adjacent to their facilities. There are several public parking lots in Central City offering parking for a total of approximately 550 cars, including a 200-space public lot across from Bullwhackers Central City. To alleviate the difficulties associated with a lack of adequate parking, the Company implemented several busing programs in conjunction with other Central City casino operators, which offer cash promotions and other incentives designed to enhance incremental patron visitation and play, particularly during off-peak periods.

     SILVER HAWK CASINO. Silver Hawk Casino is an approximately 12,000 square foot four-story building constructed in 1993, that was operated as a casino by an unaffiliated third party for less than 90 days in 1993 before it was closed. The Company purchased the Silver Hawk Casino on April 12, 1996. The Company completed minor interior remodeling, installed approximately 230 slot machines and three table games and reopened the facility on June 26, 1996.

     The purchase price for the Silver Hawk land and building was $2.7 million, of which $900,000 was paid in cash and the balance was financed by the seller and payable pursuant to a promissory note secured by a first deed of trust on the facility. The initial cash portion of the purchase price was financed through borrowings under a Debtor-in-Possession credit facility ("DIP Facility"), while the Company was in bankruptcy and was later refinanced through a $12.5 million credit facility ("Credit Facility"). The Company paid in full the outstanding balance owed to the seller with available cash on June 18, 1996.

      PARKING LOT. The Company owns an approximately 3.25-acre parking lot located between Bullwhackers Black Hawk and Silver Hawk Casino. The Company believes that proximity to parking is extremely important in Black Hawk and that on-site parking is currently inadequate for many Black Hawk casinos. Although the town of Black Hawk has developed an approximately 3,000-space public parking facility which serves all of the Black Hawk casinos by a low-cost shuttle service, the location of, and access to, the municipal parking facility are generally considered to be inadequate by most casino patrons. The Company believes that the few gaming facilities that offer substantial parking at or close to the facility generate higher revenues per gaming device than gaming facilities that do not offer adequate parking. The Company believes its parking lot gives Bullwhackers Black Hawk and Silver Hawk Casino a competitive advantage over casinos in Black Hawk that offer fewer parking spaces or less convenient parking.

      Because of the importance of convenient close-in parking to maximize casino revenue, the Company completed development of the parking lot site into a paved and lighted parking facility staffed for valet service with 260 parking spaces in April 1994. Subsequently, the Company announced plans to construct, in phases, an approximate 500-space parking garage on the parking lot site for which it previously received the requisite local zoning approvals. The parking garage was expected to cost approximately $6 million to build. In preparation for construction of the parking garage, the Company completed environmental remediation and excavation work, which included the excavation of a substantial portion of the mountain located in the back of the 3.25 acre site, at a cost of approximately $1.3 million.

     Upon completion of the excavation work in June 1996 and the subsequent repaving of the parking lot, the number of cars which could be parked on the parking lot at any one time increased from 260 cars to approximately 375 cars, a 45% increase in capacity. The Company then analyzed whether the cost of constructing the parking garage was justified given the fact that it had achieved 75% of the desired parking capacity for only a fraction of the total capital cost anticipated to be spent on the parking garage and decided to delay indefinitely the construction of the parking garage.

     In late 1996, the Company evaluated whether it could cost-effectively excavate the remaining portion of the mountain to its property line to further expand the capacity of the parking lot. The Company concluded that the additional excavation would cost approximately $1.3 million and would add approximately 120 additional parking spaces. The Company has elected to undertake this additional parking expansion project and as part of the project, has also elected to construct a new valet facility to increase customer convenience at the parking lot and to enhance access to the Kids Quest child care facility. The valet facility is expected to cost approximately $300,000. The entire parking expansion project, which commenced in early February 1997, is expected to be completed by June 1997. During construction, the Company expects to experience some business disruption.

GROWTH STRATEGY

     CONSULTING AGREEMENT. The Company has entered into a consulting agreement with another company in the business of providing gaming consulting/management services to Native American Indian tribes. The companies will use their joint resources to pursue obtaining contractual arrangements with various Native American tribes to provide consulting services for new and existing Native American gaming projects. As of December 31, 1996, the Company has expended $120,000 and has committed to expend a maximum of $220,000 over the next twelve months, under this agreement. The Company expects to fund its on-going commitment through available working capital.

     MEMORANDUM OF UNDERSTANDING. In October 1996 the Company signed a memorandum of understanding with Gold Coin, Inc., a subsidiary of Lady Luck Gaming Corporation, to explore the possibility of combining the Bullwhackers Central City with the Lady Luck casino, which is adjacent to Bullwhackers Central City. There are unresolved issues and negotiations have not been concluded. The agreement is subject to numerous contingencies, including the negotiation and execution of definitive agreements, completion of due diligence and approval by the appropriate regulatory agencies, including gaming and liquor agencies, and each company's board of directors. There can be no assurance that the companies will reach an agreement or that the necessary approvals will be obtained. Under the proposed terms, the Company would manage the combined facility.

     OTHER. Although the Company intends to focus on its existing operations, it continues to review and evaluate potential opportunities to apply existing management expertise to additional gaming operations in Colorado and in other jurisdictions such as those described above. The Company's ability to acquire additional gaming facilities in Colorado without disposing of existing facilities is limited by the fact that no entity may hold more than three Colorado gaming licenses or more than three gaming tavern liquor licenses or more than one type of liquor license. The Company currently holds, through its subsidiaries, the maximum number of gaming and liquor licenses allowed in Colorado. See " - Colorado Gaming Regulations" and " - Non-Gaming Regulation." In evaluating potential opportunities the Company will look for opportunities with either a value orientation or sustainable rate of growth. Although the Company is currently exploring several potential opportunities, there can be no assurance that such opportunities will be available on terms acceptable by the Company or that if completed that such opportunities will be successful.

THE COLORADO GAMING MARKET

     GENERAL. Black Hawk and Central City are historic mining towns made famous during the gold rush of 1859. Prior to the advent of casino gaming in October 1991, Black Hawk, and, to a greater extent, Central City, were popular tourist towns, especially in the summer. Casino gaming is currently the main draw to the towns and gaming establishments have displaced many of the former tourist-related businesses.

     Customers for casinos in Black Hawk and Central City are primarily "day trippers" from the Denver metropolitan area. Approximately 2.1 million people live in the Denver metropolitan area, approximately 2.4 million people live within a 50-mile radius, and approximately 2.8 million people live within a 100-mile radius, of Black Hawk and Central City. Black Hawk and Central City are located approximately 35 miles west of Denver and approximately ten miles from Interstate 70, the main east-west artery connecting Denver with many of Colorado's premier ski resorts.

     MARKETING STRATEGY. The Company targets primarily customers in the Denver metropolitan area. The Company seeks to attract customers to the Colorado Casinos by: (i) offering first-class facilities with comfortable and efficient layouts; (ii) providing ample parking which is more convenient than that provided by many of its competitors; (iii) promoting customer awareness through marketing of the Bullwhackers name and theme; (iv) providing excellent customer service with a motivated staff; (v) utilizing strategic busing programs; (vi) offering customer promotions; (vii) providing desirable food products and refreshments; and (viii) providing incentives to higher-value repeat customers.

     In particular, the Company has used extensive marketing programs to build customer awareness, including television, radio, print and direct mail. The Company believes that Bullwhackers enjoys among the highest name recognition of all casinos located in Colorado, a fact which the Company attributes in part to the success of its marketing campaigns. The Company has also developed promotional offerings centered around the Bullwhackers theme of offering a fun, exciting gaming atmosphere, including providing gift items and a cash-back reward system based upon level of play through membership in the "Bullwhackers Five Star Players Club." The

Company also has instituted a popular busing program known as the "Bullride."
 The Bullride operates at least four times per day from Golden, a western Denver suburb, to and from Black Hawk and Central City, and between the two towns, and carries an average of 2,500 patrons per week.

     The Company has upgraded most of its slot machines by installing bill validators or purchasing new slot machines with bill validators thereby increasing customer play. Bill validators allow patrons to use paper currency rather than tokens or coins in slot machines. This capital expenditure program is expected to increase the competitiveness of the Colorado Casinos within their markets by increasing the convenience and therefore the usage of the slot machines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION

     Competition in the Black Hawk and Central City gaming market, which forms the primary gaming market in Colorado, is intense. Bullwhackers Central City is located approximately one and one-half miles from Bullwhackers Black Hawk and the Silver Hawk Casino is located across the Company's parking lot from Bullwhackers Black Hawk. Due to their proximity, the Colorado Casinos compete for some of the same target markets of customers in the Denver metropolitan area. However, the Company believes that its primary competition for the Colorado Casinos are other casinos operating in Black Hawk and Central City, of which there are approximately 34 as of December 31, 1996, and, secondarily, casinos operating in Cripple Creek, of which there are approximately 25 as of December 31, 1996. More experienced, nationally recognized casino operators from other areas of the country have entered, or have recently announced plans to enter, the Colorado gaming market, including Harvey's, Riviera Holdings, Inc., Harrahs's, Lady Luck, Bullseye Gaming, ITT Sheraton, Anchor Gaming, and Fitzgerald's, many of which have substantially greater financial and marketing resources than the Company. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities and gaming devices to continue to increase.

     The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of amenities, name recognition, and overall atmosphere. The Company believes it generally competes favorably on these factors, although Bullwhackers Central City offers less convenient parking than some of its competitors and Silver Hawk Casino is smaller and currently has less name recognition than some of its direct competitors.

     According to the Colorado Division of Gaming, there were 59 gaming facilities operating in Colorado at the end of 1996, with a total of 13,066 slot machines and 253 table games. Of these, 19 facilities, 5,225 slot machines and 111 table games were located in Black Hawk; 15 facilities, 3,259 slot machines and 60 table games were located in Central City; and 25 facilities, 4,582 slot machines and 87 table games were located in Cripple Creek. For the year ended 1996, the average daily adjusted gross proceeds (determined by deducting the amount paid out to patrons from gross proceeds, and sometimes referred to as the casino's "win") per slot machine was $111.77 in Black Hawk, $67.53 in Central City and $63.43 in Cripple Creek. The cumulative win for slot machines in Black Hawk as a market was $181 million in 1995 and $204 million in 1996, compared with the cumulative win for slot machines in Central City as a market of $86 million and $83 million in 1995 and 1996, respectively. Central City facilities have not been able to compete effectively with facilities in Black Hawk, as demonstrated by the decline in the gross gaming win in Central City for 1995 to 1996. Generally, Black Hawk casinos offer substantially more on-site parking and more convenient location and access, which is a significant competitive advantage in the Colorado market.

     The Company believes that since October 1991, approximately 12 casinos in Black Hawk and 20 casinos in Central City have ceased operations. In addition, several operators, including the Company, have reduced staffing and others have closed temporarily or reduced their square footage and/or hours of operations. The Company believes that the casinos that failed did so for a variety of reasons, including inferior design, inconvenient parking, inadequate size, inexperienced management and undercapitalization.

     Various published reports detailing additional gaming projects have been announced for the town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first major intersection off State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. In contrast, Bullwhackers Black Hawk and Silver Hawk Casino are located at the northern end of Black Hawk at the second major intersection off State Highway
119. In addition, the Colorado Department of Transportation has begun construction on a third major intersection off State Highway 119 between the two current intersections. This additional intersection will, when completed, provide the casinos south of Bullwhackers Black Hawk and Silver Hawk Casino with another opportunity to capture visitors to Black Hawk from the Denver metropolitan area, thereby potentially reducing traffic flow and customer visits to Bullwhackers Black Hawk and Silver Hawk.

     Among the projects currently under construction in Black Hawk are a joint venture of the Gilpin Hotel and Jacobs Entertainment of a new 35,000 square foot casino, with 52 hotel rooms, 250 parking spaces and 750-1,000 slot machines. Additionally, the Black Hawk Brewery, which is currently contemplating to commence construction in April 1997, developed by Bullseye Gaming, will offer 500 slot machines and 10 table games when open. In Central City, Harvey's Wagon Wheel, currently the largest casino in Central City, is constructing a parking garage. The current casinos under construction or expected to commence construction in the near term, will provide an additional 25-30% in capacity, in terms of slot machines, in Black Hawk. Such increase in capacity may dilute existing operators win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse effect on the Company's results of operations.

     In addition, a number of other casino projects have been announced and are in various planning stages, including a recently announced project between Rivera Holdings, Inc. and Eagle Gaming to construct the largest facility in Black Hawk to date. While it is difficult to assess the development stage of each of the announced projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the new competitive projects may be completed and open to the public by mid-1998. In addition, as the town of Black Hawk has expanded, both in terms of gaming device capacity and market share, the Central City market has contracted. Therefore, should several of the announced competitive projects open, the increased competition may adversely affect the Company's operations in both Black Hawk and Central City and, accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position.

     Several lobbying groups placed initiatives for additional Colorado limited stakes gaming venues, including Denver, on the November 1992, 1994 and 1996 statewide ballots. Although each of these initiatives was defeated by a wide margin, similar initiatives, legislation or regulation could be introduced in the future. The enactment of any initiatives, legislation, or regulations legalizing gaming elsewhere in Colorado could, and if gaming closer to Denver was legalized would, have a material adverse effect on the Company's consolidated results of operations and financial position.

     In addition to competing with other gaming facilities in Colorado, the Company competes to a lesser degree, both for customers and in potential future gaming sites, with gaming facilities nationwide, including casinos in Nevada and Atlantic City, many of which have substantially greater financial resources and experience in the gaming business. The Company also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming and pari-mutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. The recent expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions. Although the Company's focus is the Colorado gaming market, it is considering gaming ventures in other locations that the Company believes present favorable opportunities, and may pursue such opportunities if its resources allow it to do so. See "-Growth Strategy." However, its ability to capitalize on such opportunities is expected to be limited due to competition for such opportunities from more experienced and financially stronger entities.

     A decline in the Denver economy, a decline in the Black Hawk-Central City gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

COLORADO GAMING REGULATIONS

     The State of Colorado created the Colorado Division of Gaming within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Director of the Division, under the supervision of the Colorado Limited Gaming Control Commission (the "Gaming Commission"), has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the "Colorado Regulations"). The Director of the Division (i) may inspect, without notice, premises where gaming is being conducted; (ii) may seize, impound or remove any gaming device; (iii) may examine and copy all of a licensee's records;
(iv) may investigate the background and conduct of licensees and their employees; and (v) may bring disciplinary actions against licensees and their employees. He may also conduct detailed background checks of persons who loan money to or invest money in a licensee.

     It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming-related-licenses. The licenses are revocable and non-transferable. The failure or inability of the Company, BWBH, BWCC, Silver Hawk, or associated persons to maintain necessary gaming licenses will have a material adverse effect on the operations of the Company.

     The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license, and the suitability of a licensee can be adversely affected by persons associated with the licensee. Additionally, any person or entity having any direct interest in the Company or any casino directly or indirectly owned by the Company may be subject to administrative action, including personal history and background investigations. The actions of persons associated with the Company and its management employees, over whom the Company may have no control, could jeopardize any licenses held by the Company in Colorado.

     Bullwhackers Black Hawk, Bullwhackers Central City and Silver Hawk Casino were granted retailer/operator licenses concurrently with their respective openings. These licenses are subject to continued satisfaction of suitability requirements. The current licenses for the Bullwhackers Casinos expire on December 2, 1997 and the license for the Silver Hawk expires on June 24, 1997. There can be no assurance that the Company will successfully renew its licenses in a timely manner or at all.

     All persons employed by the Company who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a support gaming license prior to commencing employment. In addition, "Key" licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado Casino at all times. All licenses are revocable, non-transferable and valid only for the particular location initially authorized, except that support and key employee licenses move with the approved individual and are not location specific. Messrs., Szapor, Mayer, Rabin, Stephens and the Company's four independent directors, among others, all hold key licenses in Colorado.

     As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. The Company currently has three such licenses, one each for Bullwhackers Black Hawk, Bullwhackers Central City and the Silver Hawk Casino. Accordingly, any expansion opportunities that the Company may have in Colorado are limited absent the disposition of one of the Colorado Casinos. In addition, this limitation may affect the ability of certain persons to own the Company's stock. Under the Colorado Regulations, the definition of an "interest" in a licensee excludes ownership of less than 5% of a publicly traded company. Pursuant to the Colorado Regulations, a licensee that elects to register its common stock under Section 12(g) of the Exchange Act is considered to be publicly traded. The Company registered its common stock effective on the Effective Date and, accordingly, is considered a publicly traded company within the meaning of the Colorado Regulations.
Any owner of any interest in a Colorado licensee, where such licensee is not publicly traded or of a 5% or more interest in a publicly traded licensee is precluded from owning more than 5% of the Company's stock.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including but not limited to the Company and stockholders of the Company, may be required to supply the Gaming Commission with substantial information, including but not limited to, personal background and financial information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" is automatically required of all persons who directly or indirectly own 10% or more of a direct or indirect legal, beneficial or voting interest in the Colorado Casinos, through their ownership of the Company, as a publicly traded licensee. Such persons (other than certain institutional investors discussed below) must report their interest and apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such interest. Persons directly or indirectly having an interest between 5% and 9.99% in a publicly held licensee must report their interest to the Gaming Commission within ten days after acquiring their interest and may be required to provide additional information and may be required to be found suitable by the Gaming Commission. Institutional investors may be permitted to own up to 14.99% of the Colorado Casinos, through their ownership of the Company, before a finding of suitability will be required; provided, however, that such institutional investors must provide a certification within 45 days of acquiring such ownership of various matters relative to their ownership was acquired for investment purposes only. The Gaming Commission maintains the right to request information from any person, directly or indirectly interested, regardless of their level of ownership, in or employed by a licensee. An application for license or a finding of suitability may be denied for any reason deemed reasonable by the Gaming Commission or the Director of the Division. All licensing and investigation fees must be paid by the person in question. The associated person investigation fee currently is $48 per hour.

     If the Gaming Commission determines that a person or entity is not suitableto own a direct or indirect voting interest in the Company, the Company may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss by any of the Colorado Casinos of their licenses. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions which permit the repurchase of the voting interests of any person found to be unsuitable. The Company's Certificate of Incorporation includes the required provisions.

     A person or entity may not sell, lease, purchase, convey, acquire or pledge an interest in an entity licensed to conduct limited stakes gaming in Colorado without the prior approval of the Gaming Commission, except for a less than 5% interest in a publicly traded corporation.

     The Gaming Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interests in a licensed publicly traded corporation, (iv) all general partners and all limited partners of a licensed partnership, (v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

     In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Gaming Commission or the Director, promptly must provide to the Gaming Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Gaming Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Gaming Commission to require a licensee or applicant to terminate its "gaming contract" (as defined below) with any person who failed to provide the information requested. In addition, the Director or the Gaming Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     An application for license or suitability may be denied for any cause deemed reasonable by the Gaming Commission or the Director, as appropriate, including the failure to disclose any arrest on the application. If the Gaming Commission determines that a person or entity is unsuitable to own interests in the Company, then the Company, and/or any of the Colorado Casinos may be sanctioned, which may include the loss by the Company, and/or any of the Colorado Casinos of their respective approvals and licenses.

     The Gaming Commission does not require advance approval of a public offering of securities, but rather requires a filing of notice and additional documents with regard to such public offering prior to such public offering. Under the Colorado Regulations, the Gaming Commission may, at its discretion, require additional information and prior approval of such public offering. The Company may not sell any interest in any of the Colorado Casinos without the prior approval of the Gaming Commission.

     The Colorado Casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. Slot machines, blackjack and poker are the only permitted games, with a maximum single bet of $5.00. The Colorado Casinos may not provide credit to gaming patrons, although at the current time, there is no regulatory definition of "credit." The Colorado Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective October 1 of each year, the Gaming Commission establishes the gross gaming revenue tax rate for the ensuing twelve months. Under the Colorado Constitution, the rate can be increased to as much as 40%. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%. These regulations and taxes adversely affect the Colorado Casinos' ability to generate revenues and operating profits. See "- Non-Gaming Regulation - Taxation."

     The Company believes that it is presently in material compliance with all applicable gaming rules and regulations.

NON-GAMING REGULATION

     LIQUOR REGULATION. The sale of alcoholic beverages is subject to licensing, control and regulation by applicable state and local agencies (the "Liquor Agencies"). The current liquor licenses for BWBH and BWCC, which were recently renewed, expire in January and February, 1998, respectively. The Silver Hawk liquor license expires in June 1997 and is in the process of being renewed.

     All liquor licenses are renewable, are revocable and are not transferable. The Liquor Agencies have full powers to limit, condition, suspend or revoke any liquor license. Any such disciplinary action could, and any failure to renew or other revocation of any of its liquor licenses would, have a material adverse effect upon the operations of the Company.

     Under Colorado law, it is a criminal violation for any person or entity to own a direct or indirect interest in more than one type of alcoholic beverage license or more than three gaming tavern liquor licenses. Each Colorado Casino has a gaming tavern liquor license. Accordingly, the Company's expansion opportunities in Colorado are limited by such licensing restriction. Furthermore, no person that holds an interest in the Company may hold any direct or indirect legal, equitable or voting interest in any other Colorado alcoholic beverage licensee, and vice versa.

     TAXATION. Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. Black Hawk and Central City have imposed annual license fees, currently $750 and $1,265, respectively, for each gaming device installed in a casino. Colorado currently imposes an annual device fee of $75 for each gaming device installed in a casino. The Colorado Casinos operate as licensed gaming establishments pursuant to the Colorado Limited Gaming Act and, accordingly, are required to make monthly gaming tax payments to the State of Colorado. These rates are subject to annual revision with a maximum rate of 40%. The latest annual revision, which became effective October 1, 1996, is calculated as a percentage of adjusted gross proceeds (casino net win). The gaming tax rates for the previous three gaming years are set forth in the following table:

                                       Annual Tax        Annual Tax Rate
                                       Rate from            Effective
          Annual Gross Proceeds      10/94 to 9/96            10/96
          ---------------------      -------------          ---------
       First $2 million............        2%                   2%
       Next $2 million.............        8%                   4%
       Next $1 million.............       15%                  14%
       Next $5 million.............       18%                  18%
       Proceeds over $10 million...       18%                  20%

EMPLOYEES

     The Company employs approximately 575 persons, including cashiers, dealers, food and beverage service, facilities maintenance, accounting, marketing and human resources personnel. Several of the Company's employees hold key licenses in Colorado. See "-Colorado Gaming Regulations." No labor unions currently represent any employees of the Company. A standard package of employee benefits is provided to full-time employees. The Company believes that its employee relations are satisfactory.

SEASONALITY AND INCLEMENT WEATHER

     Because the Colorado Casinos are located in the Rocky Mountains, they are subject to sudden and severe winter storms. Access to Central City and Black Hawk, which are both located ten miles from Interstate 70, is made via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, which reduces the number of patrons traveling to Black Hawk and Central City, and, accordingly, negatively affects the Company's operating results during these periods. As a result, the Colorado Casinos' business tends to be seasonal, with the highest level of activity occurring during the summer months.

     The sites of Bullwhackers Black Hawk and Silver Hawk Casino are located in a 100-year flood plain. To date, the Company has not experienced any flooding resulting in damage to the casino. The Company believes it carries adequate flood insurance on Bullwhackers Black Hawk facility. There can be no assurance that Bullwhackers Black Hawk will not suffer flood damage in the future or that any damage will be adequately covered by insurance.

PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain statements in this Form 10-K which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to future competition, financing and refinancing sources and availability, plans for future development or expansion activities and capital expenditures. Such statements can be identified by the use of forward-looking terminology such as "might," "may," "will," "would," "could," "except," "anticipate," "estimate," "likely," "believe, "or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results of operattions in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to leverage and debt service and ability, financing and refinancing efforts, inclement weather, general economic conditions in the Denver metropolitan area, changes in gaming laws, regulations or tax rates and risks related to development and construction activities.

ITEM 2.  PROPERTIES

     The Company owns, through wholly owned subsidiaries, the Colorado Casinos and the parking lot including, with the exception of Bullwhackers Black Hawk, the land underlying the buildings. The Company leases the land underlying Bullwhackers Black Hawk pursuant to a 23-year land lease expiring in 2014. The terms of the land lease require base minimum payments for the calendar year 1996 through 1999 of $150,000 per quarter. The base minimum quarterly payments increase thereafter for each five-year period for the balance of the lease term, up to a maximum of $195,000 per quarter. Additional rent in the amount of 1.9% of Bullwhackers Black Hawk's adjusted gross revenue is payable monthly in arrears throughout the term of the lease. The lease contains a buy-out provision which allows the Company to buy the land subject to the lease on or after November 1, 2001 at a price equal to nine times the annual base minimum rent payments in effect when the buy-out is exercised.

     During Bankruptcy, the Company entered into an amended sublease for approximately 19,500 square feet of office space located in Denver, Colorado and provided for interim rent of approximately $7,500 per month which the Company occupied as its corporate offices through February 1997. In March, the Company relocated its corporate offices to Lakewood, Colorado pursuant to a new $10,000 a month lease, which expires April 2002, and the amended sublease was terminated upon execution of this new lease.

ITEM 3.  LEGAL PROCEEDINGS

     GENERAL. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business. The Company's management believes that the ultimate resolution of all such currently pending legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

     REORGANIZATION. Pursuant to the Reorganization, certain claims by the Predecessor Company against third parties are assigned to the Litigation Trust established in connection with the Reorganization. The Litigation Trust consists of the members of the Company's Board of Directors. All legal proceedings pending against the Predecessor Company prior to the Effective Date was settled pursuant to the Reorganization. The determination by the Litigation Trust whether or not to pursue any causes of action assigned to it will have no material impact on the Company or the Colorado subsidiaries.

      ENVIRONMENTAL MATTERS. The Black Hawk and Central City gaming districts, including the Colorado Casino sites, are located generally within the Central City/Clear Creek Superfund site (the "Site") as designated by the Environmental Protection Agency (the "EPA"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Site includes numerous specifically identified areas of mine tailings and other waste piles from former gold mine operations that are the subject of ongoing investigation and clean-up by the EPA and the Colorado Department of Public Health and Environment (the "CDPHE"). CERCLA requires remediation of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including authorizing potentially responsible parties ("PRPs") to clean up or contribute to the clean-up of a Superfund site. PRPs are broadly defined under CERCLA, and include past and present owners and operators of a site. CERCLA imposes strict liability on PRPs, and courts have commonly held PRPs to be jointly and severally liable for all response costs.

   Although the Colorado Casinos are not within any of the specific areas of the Site currently identified by the EPA for investigation or remediation, the site on which the parking lot was constructed was identified as requiring remediation in connection with the construction of the parking lot. That remediation was completed in June 1994. When the Company expanded the parking lot in June 1996, additional environmental remediation of hazardous soil was required. Such additional remediation was completed, at the direction and approval of the EPA and CDPHE, prior to December 31, 1996.

   The Company, through independent environmental consultants, conducted both Phase I and Phase II environmental examinations of the real property underlying the Bullwhackers Casinos and obtained subsequent follow-up reports. Based on these examinations, the Company is not aware of any environmental problems affecting the Bullwhackers Casinos which are likely to result in material costs to the Company. Although the Company has not conducted environmental evaluations of the real property underlying the Silver Hawk Casino facility, it does not believe that there are any environmental problems affecting the Silver Hawk Casino site which are likely to result in material costs to the Company. No assurance can be given, however, that the Company will not subsequently discover significant environmental problems at any of its Colorado properties. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify additional areas within the Site, including the Colorado Casino sites, for remediation. If any of the Colorado Casinos were included in additional areas of concern within the Site, the Company could be identified as a PRP and any liability related thereto could have a material adverse effect on the Company. Furthermore, environmental conditions at any of the Company's Colorado properties could have, or could in the future have, a detrimental impact on adjacent or nearby properties or persons. No assurance can be given that no such impact on a third party will arise in the future, nor that such an impact, if it arises, will not have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

   Not Applicable

ITEM 4A. EXECUTIVE  OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each individual who is an executive officer of the Company:

Name                         Age       Position(s)
----                         ---       -----------
Stephen J. Szapor, Jr.       37       Chief Executive Officer,
                                      President and Director

Alan L. Mayer                35       Senior Vice President,
                                      Chief Legal Officer and Secretary

Richard J. Rabin             50       Senior Vice President of Operations

Robert J. Stephens           29       Vice President of Finance and
                                      Treasurer

Jack Breslin                 42       Vice President of Marketing

     STEPHEN J. SZAPOR, JR. has served as President and Chief Executive Officer of the Company since August 1995 and as a director since June 7, 1996, the Effective Date. Mr. Szapor served as Executive Vice President and Chief Financial Officer from March 1995 until August 1995. From July 1994 until joining the Company, he served as the Chief Operating Officer and a member of the board of directors of Sahara Gaming Corporation, and from June 1993 until July 1994, he was the Executive Vice President/Chief Financial Officer of Sahara Gaming Corporation. From October 1986 until June 1993, Mr. Szapor held several executive positions with Hollywood Casino Corporation including Assistant to the President and Vice President--Strategic Planning. Mr. Szapor has also held financial and accounting positions with Merrill Lynch & Co. and Arthur Andersen LLP. He holds a key license from the Gaming Commission and is a Certified Public Accountant. Mr. Szapor's employment agreement with the Company provides that he shall serve as President and Chief Executive Officer and as a director during the term of his employment. See "-Employment and Consulting Agreements."

     ALAN L. MAYER has served as Senior Vice President, Secretary and Chief Legal Officer of the Company and its predecessors since September 1992 and as an interim director from the Effective Date through January 1997. From 1987 to 1992, Mr. Mayer was associated with Isaacson, Rosenbaum, Woods & Levy in Denver, where he specialized in real estate, land use planning, finance, corporate and gaming law. Mr. Mayer is a member of the American Bar Association, the Colorado Bar Association, the California Bar Association and the International Association of Gaming Attorneys. He is licensed to practice law in California and Colorado. He holds a key license from the Gaming Commission and is President of the Casino Owners Association of Colorado. See "-Employment and Consulting Agreements."

     RICHARD J. RABIN has served as Senior Vice President of Operations of the Company since March 1996 and as an interim director from the Effective Date through October 1996. Mr. Rabin served as Vice President, Finance & Administration of the Company from August 1995 until March 1996. From 1994 until joining the Company, he served as Chief Financial Officer of a riverboat gaming facility operated by Sahara Gaming Corporation in Missouri and then as General Manager of a gaming facility operated by Sahara Gaming Corporation in Nevada. From 1991 to 1994, Mr. Rabin was Chief Financial Officer and Vice President and, beginning in 1993, also General Manager, of the Glory Hole Saloon and Gambling Hall in Central City, Colorado. From 1985 until 1991, Mr. Rabin served in various positions in the gaming industry in Reno, Nevada. Mr. Rabin holds a key license from the Gaming Commission and is a Certified Public Accountant. See "-Employment and Consulting Agreements."

     ROBERT J. STEPHENS has served as Vice President of Finance since September 1996. He served as Controller, Chief Accounting Officer and Treasurer of the Company from August 1995 until September 1996. Previously, Mr. Stephens served in various finance and accounting positions since joining the Company in May 1994. From 1990 to 1994 Mr. Stephens was associated with Arthur Andersen LLP. Mr. Stephens is a Certified Public Accountant.

     JACK BRESLIN has served as Vice President of Marketing since February 1997. Mr. Breslin served as President and Partner of CCI Advertising, Inc. in New Jersey, which produced campaigns for Horseshoe Casinos, Sands Hotel and Casino, Atlantic City, Santa Fe Casino, Las Vegas, Gold River in Laughlin, Nevada and several other casinos and riverboats throughout the country from 1991 to February, 1997. Prior to that, Mr. Breslin served as in-house Creative Director for Trump's Castle Casino Resort in New Jersey.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTER

 (a) MARKET INFORMATION. The Company's Common Stock has traded on the NASDAQ Electronic bulletin board system, under the symbol "CGME" since October 1996. No established public trading market for the Company's Common Stock exists. There are only, limited sporadic and infrequent trades of the Common Stock, consequently there are no reliable quotations of trading prices. Based upon information supplied to NASDAQ by the reporting brokers and information supplied to the Company by certain makers, NASDAQ Trading Market Services and such brokers reported the following range of high and low sales price for each quarter since the Common Stock became registered under the Securities Exchange Act of 1934 on the Effective Date:

   QUARTER ENDED                   HIGH      LOW
   -------------                   ----      ---
June 30, 1996                     $3.50     $2.50
September 30, 1996                 4.25      3.50
December 31, 1996                  5.00      4.00

     The most recent trade of the Company's Common Stock was $4.50 per share on January 13, 1997.

(b) HOLDERS. The approximate number of record holders of the Company's Common Stock as of March 26, 1997 was approximately 50.

(c) DIVIDENDS. Since the Effective Date, the Company has neither declared nor paid dividends on the Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to follow a policy of retaining any earnings either to repay borrowings under the Company's credit facility, finance the Company's growth, or for general corporate purposes. In addition, the Company's credit facility and the Indenture restrict the Company from paying cash dividends. Payment of dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements, contractual restrictions in the Company's debt or other instruments, and such other factors the Board of Directors may deem relevant.


Item 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the last five fiscal years ended December 31 is derived from the Company's Consolidated Financial Statements and Notes. Due to the Reorganization, comparisons of 1996 results to prior periods may be of limited use in determining operating or other financial trends in the Company's business. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-K.

                         IN THOUSANDS, EXCEPT SHARE DATA

                                                 Years Ended December 31,
                                       ---------------------------------------------
                                       1992(a)       1993        1994(b)     1995(b)
                                       -------     --------     --------    --------
STATEMENT OF OPERATIONS DATA:
Net revenues  . . . . . . . . . . . .  $ 17,045    $ 38,468     $ 45,474   $  47,428
Operating Expenses:
   Impairment of assets and
   predevelopment expense . . . . . .         -           -       10,804      11,347
   Reorganization items . . . . . . .         -           -            -      17,910
   Other operating expenses . . . . .    25,349      35,310       47,631      44,807
Income (loss) from operations . . . .    (8,304)      3,158      (12,961)    (26,636)
Interest expense  . . . . . . . . . .     3,000       6,987       18,822      18,664
Equity loss in unconsolidated
   subsidiary . . . . . . . . . . . .         -           -       (2,323)    (70,277)
                                        -------    --------     --------    --------
Net loss  . . . . . . . . . . . . . .  $(11,241)   $ (3,829)    $(32,331)  $(115,216)
                                        -------    --------     --------    --------
                                        -------    --------     --------    --------
Net loss per common share(b)  . . . .       N/A         N/A          N/A         N/A
                                        -------    --------     --------    --------
                                        -------    --------     --------    --------
Weighted average common
   shares(b)  . . . . . . . . . . . .       N/A         N/A          N/A         N/A

                                     Jan. 1,1996     June 7, 1996 (c)
                                       through            through
                                     June 6, 1996    December 31,1996
                                     ------------    ----------------
STATEMENT OF
OPERATIONS DATA:
Net revenues  . . . . . . . . . . . .   $19,982         $30,680
Operating Expenses:
   Reorganization items . . . . . . .     2,290             308
   Other operating expenses . . . . .    17,130          26,402
Income from operations  . . . . . . .       562           3,970
Interest expense  . . . . . . . . . .       579           3,867
Extraordinary gain from
  reorganization  . . . . . . . . . .   164,358              --
                                       --------         -------
Net income  . . . . . . . . . . . . .  $164,407         $   192
                                       --------         -------
                                       --------         -------
Net income per common share(b)  . . .       N/A         $  0.04
                                       --------         -------
                                       --------         -------
Weighted average common
   shares(b)  . . . . . . . . . . . .       N/A       5,138,888

                                       13

                                                       As of December 31,
                                                       ------------------
                               1992         1993        1994(d)      1995(b)     1996
                              -------    ---------    ----------  ---------   ----------
BALANCE SHEET DATA:
Cash and cash
equivalents.................. $ 1,676    $  12,944    $   7,977   $   3,623   $   5,758
Total assets.................  35,181      143,622      141,093      37,680      67,048
Long-term debt (excluding
current portion).............  35,064      139,595      155,675           -      55,391
Liabilities subject to
compromise...................       -            -            -     186,460          --
Total stockholders'
equity (deficit)............. (10,002)      (4,693)     (36,824)   (153,137)       4,869


(a) Reflects operating results for the period from June 15, 1992 to December 31, 1992 for Bullwhackers Central City and the period from July 17, 1992 to December 31, 1992 for Bullwhackers Black Hawk.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company (periods through June 6, 1996) have not been presented because, due to the Reorganization and implementation of fresh start reporting, they are not comparable to subsequent periods and irrelevant.

(c) Commencement of fresh-start reporting in connection with the Reorganization, effective June 7, 1996.

(d) GPRI was consolidated with the Company and its other wholly owned subsidiaries for the Company's fiscal year ended December 31, 1994, but was not consolidated with the Company and its other wholly owned subsidiaries for the Company's fiscal year ended December 31, 1995 because the Company no longer "controlled" GPRI (as determined by generally accepted accounting principles) following the commencement of the GPRI Bankruptcy Case. See Consolidated Financial Statements and Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The Predecessor Company was formed to develop, own and operate the Bullwhackers casinos in Colorado and, subsequently, through its wholly owned subsidiary Grand Palais Riverboat, Inc. ("GPRI"), developed, owned and operated a riverboat gaming facility on the Mississippi River adjacent to downtown New Orleans. The Predecessor Company's riverboat gaming facility commenced operations on March 29, 1995, and due to substantial operating losses, stopped operations on June 6, 1995. In 1996, the Company purchased the Silver Hawk Casino to own and operate this casino in Black Hawk, Colorado.

     Prior to closing its riverboat gaming operations, GPRI had incurred substantial obligations, including construction costs overruns, equipment purchases, and trade payables, for which it had no funds available or financial ability to pay. On July 26, 1995, three creditors of GPRI filed a Chapter 7 involuntary bankruptcy petition against GPRI in the United States Bankruptcy Court for the Eastern District of Louisiana (the "Court"). On July 27, 1995, GPRI converted the petition into a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana. On May 3, 1996 as part of the Company's overall restructuring, the Predecessor Company's equity interest in GPRI was sold to Casino America, Inc. pursuant to GPRI's bankruptcy reorganization. Consideration, consisting of cash, stock and notes, totaling approximately $59 million, was given to GPRI creditors, including the Predecessor Company's senior secured creditors. Accordingly, the Company received no consideration from the sale of GPRI. Concurrently with this stock sale, all claims against the Company related to GPRI were released. This transaction had no financial statement impact on the Company in the 1996 period, as the Predecessor Company's investment in GPRI was reduced to zero in 1995.

     In June 1995, the Predecessor Company received "Notices of Default" from the trustee of its $140 million Senior Secured Pay-In-Kind Notes (the "Old Notes"), alleging that the Predecessor Company was in default under various provisions of the Old Notes Indenture. The alleged defaults included, among other matters, violations related to the issuance of certain additional indebtedness, the termination of riverboat gaming operations, the numerous liens filed against the Riverboat Project and the failure to file audited financial statements on a timely basis. On November 7, 1995, the Predecessor Company and three of its wholly owned subsidiaries (BWBH, Inc. BWCC, Inc. and Millsite 27, Inc.), filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware as contemplated by the negotiations with the Company's bondholders. The Chapter 11 case subsequently was transferred to the Court.

     The Company's Reorganization became effective on June 7, 1996, the "Effective Date". Pursuant to the Reorganization, the following events occurred:

     - $176 million of outstanding senior secured debt was canceled and $50 million in new debt, consisting of the Company's 12% Senior Secured Pay-In-Kind Notes Due 2003 (the "Notes"), was issued.

     - All existing common stock and warrants of the Predecessor Company were canceled and 5 million newly authorized shares of common stock were issued to the Company's senior secured creditors.

     - Certain unsecured indebtedness totaling approximately $1.2 million was canceled.

     -    The Company changed its name to Colorado Gaming & Entertainment Co.

     Also on the Effective Date, the Company adopted fresh-start accounting in accordance with AICPA Statement of Position SOP 90-7 resulting in adjustment of the Company's stockholders' equity and the carrying values of assets and liabilities. Accordingly, the Company's post-Reorganization balance sheets and statements of operations are not prepared on a consistent basis of accounting with its pre-Reorganization balance sheets and statements of operations, a substantial amount of pre-bankruptcy liabilities of the Company was converted to equity or otherwise discharged and significant adjustments were made to reflect the resolution of certain liabilities.

RESULTS OF OPERATIONS    FOR THE YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO
THE YEAR ENDED DECEMBER 31, 1995.

     The Company's net revenue increased 7%, to $50.7 million in 1996, from $47.4 million in 1995. The increase in revenue is primarily attributable to the addition of the Silver Hawk Casino. Silver Hawk Casino, located in Black Hawk adjacent to the Company's expanded parking lot, opened for business on June 26, 1996 and contributed approximately $3.9 million in net revenue from that date through year end. In addition, continued overall growth in the Black Hawk market and completion of the Company's expanded parking lot, which opened on June 7, 1996, contributed to the increase in the Company's net revenue. Bullwhackers Black Hawk produced a 6% increase in revenues in 1996, despite the fact that Bullwhackers Black Hawk's operations were negatively affected by the construction activities relating to expansion of the parking lot which began April 1 and ended June 7. The revenue gains in Black Hawk were offset by significant revenue declines at Bullwhackers Central City due to competition in an overall declining market. The Central City market, which was down approximately 6% for the year, continues to struggle to compete with Black Hawk, which offers better access and parking convenience. Bullwhackers Central City has not been able to compete effectively with certain other competitors in Central City which offer substantially more amenities such as on-site parking and hotel rooms.

     Expenses directly related to casino operations, including casino labor expense, gaming taxes and food and beverage expense increased 3% to $25.3 million in 1996, as compared to $24.5 million in 1995. The increase is due to the addition of the Silver Hawk Casino operations and the increased business levels at Bullwhackers Black Hawk. However, as a percentage of net revenue, casino expenses decreased to 50% in 1996 from 52% in 1995. The decrease is due to certain labor efficiencies and other cost saving programs implemented in late 1995 and early 1996, particularly at Bullwhackers Central City in an effort to sustain profitability in light of the revenue decreases.
 The decrease is also due to the benefit the Company received from the revised gaming tax rates of approximately $110,000 in the fourth quarter. However, as a result of the revised gaming tax rates, on a forward looking basis, the Company estimates gaming taxes could increase by approximately $300,000 to $400,000 based on the increase in the top tax rate.

     Marketing expense increased 10% to $6.4 million in 1996, as compared to $5.8 million in 1995. This increase is due to marketing efforts related to introduction of Silver Hawk Casino to the market and the implementation of additional customer busing programs and certain other promotions in an effort to sustain business levels at Bullwhackers Central City.

     Casino general and administrative expenses decreased 13% to $2.8 million in 1996, as compared to $3.2 million in 1995. The decrease primarily relates to reductions in staffing at Bullwhackers Central City and decreased insurance costs.

     Corporate expense decreased 59% to $2.8 million in 1996, as compared to $6.9 million in 1995. These reductions included the elimination of most corporate positions and terminating the use and subsidy of a corporate aircraft, all beginning in the second quarter of 1995. Offsetting a portion of these corporate reductions for 1996 includes a charge for approximately $720,000 relating to incentive compensation expense for senior management based upon implementation of the Company's new Cash Bonus Plan and the Stock Incentive Plan subsequent to the Reorganization. Of the $720,000 incurred, approximately $270,000 was a result of a noncash charge related to stock compensation.

     Depreciation and amortization increased 23% to $5.9 million in 1996 as compared to $4.8 million in 1995. The increased depreciation charges are due to the increased book basis of the Company's assets, primarily the excess reorganization value at Bullwhackers Black Hawk. The Company was required to adjust the carrying value of its assets to fair value when adopting fresh-start accounting. Also, depreciation charges increased due to the addition of the Silver Hawk Casino.

     The Company incurred $362,000 in pre-opening expense in 1996 related to the Silver Hawk Casino.

     Reorganization and other impairment charges totaled $2.6 million in 1996, as compared to $28.9 million in 1995. Reorganization expenses are costs directly related to the Company's Reorganization and consisted primarily of professional fees in the 1996 period. Impairments are write-offs, primarily due to the write-off of affiliate receivables in the 1995 period.

     Interest expense decreased 76% to $4.4 million in 1996, as compared to $18.7 million in 1995. The decrease in interest expense is primarily due to the reduction of debt pursuant to the Reorganization. Additionally, the Company did not record any interest expense during the Reorganization period November 1995 through June 6, 1996 on its debt obligations in default. On a pro forma basis, based on the reorganized capital structure, interest for 1996 would have been approximately $7 million.

     FOR THE YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1994.

     As of December 31, 1994, the accounts of GPRI were consolidated with those of the Predecessor

Company. Because of the GPRI Bankruptcy proceedings and Casino America Agreement in 1995, it was determined that the Predecessor Company did not "control" GPRI and, therefore, GPRI no longer met the consolidation criteria pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries." Accordingly, effective January 1, 1995, the Predecessor Company's investment in GPRI was accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed losses of the investee. Although GPRI's results of operations were consolidated with the results of operations of the Company and its other wholly owned subsidiaries for the Company's fiscal year ended December 31, 1994, and were not consolidated for the Company's fiscal year ended December 31, 1995, GPRI's only operating item in 1994 was the preopening expense of $2.6 million discussed below. Therefore, with the exception of this item, the Company's 1995 results of operations which do not include GPRI are comparable to the Company's 1994 results of operations which do include GPRI.

     The Company's net revenue increased to $47.4 million in 1995 as compared with $45.5 million in 1994, representing a 4% increase in net revenues. The growth is primarily attributable to increased revenues at Bullwhackers Black Hawk resulting from the fact that Bullwhackers Black Hawk had the benefit of the parking lot, which opened in April 1994, for all of 1995, as opposed to only eight months during 1994. Additionally, Bullwhackers Black Hawk benefited from the overall market growth in Black Hawk of 14% in 1995. The revenue growth at Bullwhackers Black Hawk was offset by a slight decrease in Bullwhackers Central City net revenues.

     Expenses directly related to the casinos, including casino labor expense, gaming taxes and food and beverage expense decreased by 3% to an aggregate of $24.5 million for 1995 as compared to an aggregate $25.6 million for 1994. Casino expense was 52% of net revenue at the Bullwhackers Casinos for 1995 as compared 56% of net revenue at the Bullwhackers Casinos for 1994.

     Casino general and administrative expenses decreased 3% to $3.2 million in 1995, as compared to $3.3 million in 1994, due to cost reductions as part of the Company's restructuring implemented in the fourth quarter of 1995.

     Corporate expense decreased 43% to $6.9 million in 1995, as compared to $12.0 million in 1994. The decrease is due to the Company's reduced corporate group during the second half of 1995. During the second quarter of 1995, the Company began to implement significant cost reductions at the corporate level as part of the Company's restructuring. Most corporate positions were eliminated, the use and subsidy of a corporate airplane was terminated and professional and consulting fees were eliminated. In addition, the Company substantially reduced its predevelopment activity in early 1995 due to the Company's lack of financial resources.

     Marketing expense increased 53%, to $5.8 million for 1995 as compared to $3.8 million for 1994. The increase primarily relates to the increased promotional costs due to increased business volume and the increasingly competitive nature of the market.

     Depreciation and amortization expense increased to $4.8 million for 1995 as compared to $4.3 million for 1994, representing a 9% increase. The increase primarily reflects a full year of depreciation on the improvements of the parking lot in 1995.

     There were no pre-opening costs for 1995 as compared to $2.6 million of pre-opening costs for 1994. Pre-opening costs in 1994 consisted of expenditures incurred to prepare the New Orleans riverboat gaming facility for opening.

     Impairment of asset charges were $10.9 million for 1995 as compared to $6.9 million for 1994. In 1995, the impairment charges resulted primarily from approximately $6.4 million reserve established for affiliate company receivables determined to be uncollectible, $2.7 million of capitalized interest related to construction of the Riverboat Project. which was written-off subsequent to the closure of the riverboat operations, and $1.5 million of capitalized offering costs which were written-off once certain initial public offering and debt registration efforts were abandoned. In the 1994 period, these charges related to a $5.9 million charge for the write-off of the Company's Mexican Investment and a $1 million allowance for affiliate receivables.

     Reorganization expense in 1995 totaled approximately $17.9 million as compared to none in 1994. Reorganization expenses are costs directly related to the Company's Chapter 11 reorganization and consist primarily of professional fees and the write-off of unamortized debt placement costs.

     Interest expense totaled $18.7 million for 1995 as compared to $18.8 million for 1994. The Company ceased accruing interest on the Old Notes and on certain of its Bullwhackers Casino equipment financing as of

November 7, 1995 because of the Predecessor Company's Bankruptcy filing.

     LIQUIDITY AND CAPITAL RESOURCES

     On the Effective Date, the Company's outstanding Old Notes totaling $174 million, and certain notes payable to an affiliate totaling $2 million, were canceled and $50 million in Notes were issued on a pro rata basis to the holders of the Old Notes and the notes payable to an affiliate. The Notes are secured by substantially all the assets of the Company and require semi-annual interest payments commencing on December 1, 1996. On the first two interest payment dates, December 1, 1996 and June 1, 1997, interest on the Notes may, at the Company's option, be paid by issuing additional notes in lieu of cash interest payments. On December 1, 1996, the Company elected to make its first interest payment by issuing $2.9 million of additional Notes.

     Also on the Effective Date, the Company closed on a credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility provides for loans up to $12.5 million in the form of several sub facilities including a construction line of $5 million, an equipment financing line of $5 million and a revolving working capital line for up to $3.5 million. At no point may the aggregate borrowings exceed $12.5 million. Borrowings under the Credit Facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%. The loans have varying terms, ranging from three to five years from the date funds are borrowed, but in no event past June 7, 2001. The Credit Facility is secured by first liens on substantially all the Company's assets and are senior, in terms of lien rights, to the Notes. As of December 31, 1996, the Company had an outstanding balance of approximately $2.4 million under the equipment financing line. The Credit Facility replaced a $7 million Debtor-in-Possession ("DIP") facility also provided by Foothill Capital Corporation on the Effective Date.

     Certain other equipment financing, with a principal balance totaling $3.9 million, was retired prior to and on the Effective Date in accordance with the Reorganization for $3.1 million (realizing an $800,000 discount) with proceeds from the DIP Facility and Credit Facility. This equipment refinancing, the Silver Hawk Casino down payment, accrued interest and certain borrowing expenses, altogether totaling approximately $4.3 million, were replaced or borrowed on the Effective Date from the Credit Facility. Subsequently, the Company repaid $1.9 million of this amount from operating cash flows, resulting in an outstanding debt balance under the Credit Facility to $2.4 million as of December 31, 1996.

     In April 1996, the Company purchased the Silver Hawk Casino, which had not been operating for several years, for $2.7 million. Of the $2.7 million purchase price, $900,000 was borrowed under the DIP Facility and $1.8 million was financed by a note payable to the seller accrued interest at 9.5% per annum, and provided for monthly principal and interest payments on a 20-year amortization schedule. The Company retired the seller's note from available cash on June 18, 1996.

     The Company opened the Silver Hawk Casino on June 26, 1996. Prior to opening, the Company refurbished the interior, outfitted the facility with equipment (including slot machines) and incurred certain other pre-opening expenses. The Company paid for these costs, totaling $2.0 million by financing $1.1 million in slot machines from funds available under the Credit
Facility and paid the remaining costs from available cash.   Subsequently,
the Company repaid the $1.1 million from available cash flows.

     Upon completion of the excavation work in June 1996 and the subsequent repaving of the parking lot, the number of cars which could be parked on the parking lot at any one time increased from 260 cars to approximately 375 cars, a 45% increase in capacity. The Company then analyzed whether the cost of constructing the parking garage was justified given the fact that it had achieved 75% of the desired parking capacity for only a fraction of the total capital cost anticipated to be spent on the parking garage and decided to delay indefinitely the construction of the parking garage.

     In late 1996, the Company evaluated whether it could cost-effectively excavate the remaining portion of the mountain to its property line to further expand the capacity of the parking lot. The Company concluded that the additional excavation would cost approximately $1.3 million and would add approximately 120 additional parking spaces. The Company has elected to undertake this additional parking expansion project and as part of the project, has also elected to construct a new valet facility to increase customer convenience at the parking lot and to enhance access to the Kids Quest child care facility. The valet facility is expected to cost approximately $300,000. The entire parking expansion project, which commenced in early February 1997, is expected to be completed by June 1997. During construction, the Company expects to experience some business disruption.

     In July, 1996, the Company entered into an agreement with New Horizons Kids Quest III, Inc.("Kids Quest") which provides that Kids Quest will operate a day care facility adjacent to Bullwhackers Black Hawk that intends to meet or exceed all relevant license standards. Kids Quest will be solely responsible for the day-to-day operations of the day care facility. The Company will receive percentage rent from Kids Quest for the use of the facility which is being constructed by the Company. Rent will consist of 10% of the first $500,000 in revenue and 15% thereafter from the Kids Quest operation. The day-care facility will be for the exclusive use of the patrons of the Colorado Casinos. The Company is in the process of constructing the day care facility for use by Kids Quest at an estimated cost of approximately $1.5 million. The Company has entered into a guaranteed maximum price contract with the general contractor. The opening of the day care facility is currently scheduled for the Summer of 1997. The Company pursued this project, in part, as a result of a new law in Colorado which prohibits children from lingering in the gaming areas of a casino. The Company believes the day care facility will give it a competitive advantage with other casinos that do not have such a facility, although there can be no assurance that the day care facility will result in increased visitation and revenues at the Company's casinos. No other casinos in the Black Hawk-Central City market currently have, or have announced plans to build a day care facility. The Company expects to fund this project through available working capital.

     The Company has entered into a consulting agreement with another company in the business of providing gaming consulting/management services to Native American Indian tribes. The companies will use their joint resources to pursue obtaining contractual arrangements with various Native American tribes to provide consulting services for new and existing Native American gaming projects. As of December 31, 1996, the Company has expensed $120,000 and has committed to expend a maximum of approximately $220,000 in additional funding over the next twelve months, under this agreement. The Company expects to fund its ongoing commitment through available working capital.

     The Company believes that the Credit Facility and its operating cash flows will provide sufficient liquidity and capital resources for the Company's operations. However, there can be no assurance the Company's estimate of its need for liquidity and capital resources is accurate or that new business developments or other unforeseen events will not occur which will increase those needs. Although no additional financings are contemplated at this time, the Company may seek additional debt or equity
financing if necessary.   There can be no assurance that additional financing
will be available, or if available, will be on terms favorable to the Company. Additionally, debt or equity financing may require consent from the holders of the Notes and the lender under the Credit Facility.

     INCOME TAX CONSIDERATIONS

     The Company's Reorganization had a significant effect on the Company's tax position. Historically, the Predecessor Company had generated a significant amount of net operating loss carryforwards, of which, the vast majority will be eliminated pursuant to the cancellation of indebtedness event effected by the Reorganization. Additionally, the net operating loss carryforwards which survive the cancellation event will be limited by the ownership change, which was also effected by the Reorganization. Going forward, it is likely that the Company will generate taxable income and accordingly, will recognize income tax expense and be subject to pay income tax to the extent that the Company's net operating loss carryforwards and certain other tax assets are limited or not available to mitigate the payment of such taxes (see Note 7 in the Notes to the consolidated financial statements for more detailed discussion concerning the Company's tax position).

ITEM 8.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Notes that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An index to these Consolidated Financial Statements and Notes is also included in Item 14(a) of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in, and is incorporated herein by reference to Part I, Item 4A, the Company's proxy statement for the June 9, 1997 Annual Meeting of Stockholders. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's proxy statement for the June 9, 1997 Annual Meeting of Stockholders under the caption " Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's proxy statement for the June 9, 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's proxy statement for the June 9, 1997 Annual Meeting of Stockholders under the caption " Executive Compensation".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (a)(2) Financial Statements and Financial Statement Schedules


                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................22
Consolidated Balance Sheets..............................................23
Consolidated Statements of Operations....................................24
Consolidated Statements of Stockholders' Equity (Deficit)................25
Consolidated Statements of Cash Flows....................................26
Notes to Consolidated Financial Statements...............................28


     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

     (a)(3)    Exhibits

          See Index to Exhibits on page 44.

     (b)  Reports on Form 8-K

          None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Gaming & Entertainment Co.

We have audited the accompanying consolidated balance sheets of Colorado Gaming & Entertainment Co (formerly Hemmeter Enterprises, Inc.) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from June 7, 1996 through December 31, 1996, the period from January 1, 1996 through June 6, 1996 and the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Gaming & Entertainment Co. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the period from June 7, 1996 through December 31, 1996, the period from January 1, 1996 through June 6, 1996 and the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Denver, Colorado
      March 21, 1997.

                 COLORADO GAMING & ENTERTAINMENT CO.
                     CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data)

                                    Predecessor Company  Reorganized Company (a)
                                     December 31, 1995      December 31, 1996
                                    -------------------  -----------------------
               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents  . . .       $    3,623         $     5,758
   Accounts receivable, net . . . .              226                 217
   Inventories  . . . . . . . . . .               85                 106
   Prepaid expenses . . . . . . . .              638                 406
                                          ----------         -----------
      Total current assets  . . . .            4,572               6,487
                                          ----------         -----------
PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, net. . . . . . . . .           32,127              41,322

EXCESS REORGANIZATION VALUE, net
 (Note 2) . . . . . . . . . . . . .               --              18,256

OTHER ASSETS, net of accumulated
 amortization of $239 and $370,
 respectively . . . . . . . . . . .              981                 983
                                          ----------         -----------
                                          $   37,680         $    67,048
                                          ----------         -----------
                                          ----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable . . . . . . . .       $      404         $       804
   Accrued expenses (Note 2)  . . .            3,953               4,025
   Current portion of credit
    facility  . . . . . . . . . . .               --               1,308
   Current portion of other notes
    payable and capital leases  . .               --                 651
                                          ----------         -----------
      Total current liabilities . .            4,357               6,788
                                          ----------         -----------
NOTES PAYABLE, net of current
 portion:
   Senior secured notes payable . .               --              52,883
   Credit facility  . . . . . . . .               --               1,136
   Other notes payable and capital
    leases  . . . . . . . . . . . .               --               1,372
                                          ----------         -----------
                                                  --              55,391
                                          ----------         -----------
LIABILITIES SUBJECT TO COMPROMISE .          186,460                  --
                                          ----------         -----------
      Total liabilities . . . . . .          190,817              62,179
                                          ----------         -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value,
    2,000,000 shares authorized, none
    issued at December 31, 1995,
    canceled on June  6, 1996 . . .               --                  --
   Common stock, $.01 par value,
    50,000,000 shares authorized,
    11,786,235 shares issued and
    outstanding at December 31, 1995,
    canceled on  June 6, 1996 . . .              118                  --
   Warrants issued, canceled on
    June 6, 1996  . . . . . . . . .            7,000                  --
   Common stock, $.01 par value,
    20,000,000 shares authorized,
    5,138,888  shares issued and
    outstanding at December 31,
    1996. . . . . . . . . . . . . .               --                  51
   Additional paid-in capital . . .            2,162               4,626
   Retained earnings (deficit). . .         (162,417)                192
                                          ----------         -----------
      Total stockholders' equity
       (deficit). . . . . . . . . .         (153,137)              4,869
                                          ----------         -----------
                                          $   37,680         $    67,048
                                          ----------         -----------
                                          ----------         -----------

(a) Due to the Reorganization and implementation of fresh-start reporting, financial statements for the Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated balance sheets.

                       COLORADO GAMING & ENTERTAINMENT CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          January 1,
                                                             1996        June 7, 1996
                                Years Ended December 31, through June  through December
                                   1994         1995       6, 1996        31, 1996(a)
                                ---------    ---------  -----------      ----------
      REVENUES:
      Casino . . . .. . . . . . $  42,724    $  44,854  $    19,126    $  29,398
      Food and beverage . . . .     3,571        3,737        1,288        1,998
      Other . . . . . . . . . .       389          286           32          117
                                ---------    ---------  -----------    ---------
       Gross revenues . . . . .    46,684       48,877       20,446       31,513
   Less: promotional. . . . . .    (1,210)      (1,449)        (464)        (833)
                                ---------    ---------  -----------    ---------
       Net revenues . . . . . .    45,474       47,428       19,982       30,680
                                ---------    ---------  -----------    ---------
    OPERATING EXPENSES:
    Casino  . . . . . . . . . .    14,247       13,087        5,788        7,884
    Gaming taxes and
     device fees. . . . . . . .     8,178        8,277        3,614        4,564
    Food and beverage . . . . .     3,140        3,173        1,299        2,111
    General and administrative:
       Casino . . . . . . . . .     3,281        3,223        1,249        1,557
       Corporate. . . . . . . .    12,037        6,872          902        1,926
    Marketing . . . . . . . . .     3,776        5,806        2,349        4,001
    Depreciation and
     amortization . . . . . . .     4,307        4,771        1,882        4,044
    Pre-opening . . . . . . . .     2,594           --           47          315
    Reorganization items
     (Note 1) . . . . . . . . .        --       17,910        2,290          308
    Impairment of assets. . . .     6,875       10,945           --           --
                                ---------    ---------  -----------    ---------
        Total operating
         expenses . . . . . . .    58,435       74,064       19,420       26,710
                                ---------    ---------  -----------    ---------
    INCOME (LOSS) FROM
     OPERATIONS . . . . . . . .   (12,961)     (26,636)         562        3,970
    Interest expense (Note 5) .   (18,822)     (18,664)        (579)      (3,867)
      Interest income . . . . .     1,976          361           66           89
      Equity loss of uncon-
       solidated subsidiary . .    (2,324)     (70,277)         --           --
                                ---------    ---------  -----------    ---------
    INCOME (LOSS) BEFORE INCOME
     TAX PROVISION. . . . . . .   (32,131)    (115,216)         49           192
    Provision for income taxes.        --           --          --            --
                                ---------    ---------  -----------    ---------
    Net income (loss) before
     extraordinary gain . . . .   (32,131)    (115,216)         49           192
    Extraordinary gain from
     reorganization items . . .        --           --     164,358            --
                                ---------    ---------  -----------    ---------
   NET INCOME (LOSS). . . . . . $ (32,131)  $ (115,216)   $164,407          $192
                                ---------    ---------  -----------    ---------
                                ---------    ---------  -----------    ---------
   NET INCOME PER SHARE(b)  . .       N/A          N/A         N/A      $   0.04
                                ---------    ---------  -----------    ---------
                                ---------    ---------  -----------    ---------
     WEIGHTED AVERAGE COMMON
      AND EQUIVALENT SHARES
      OUTSTANDING . . . . . . .       N/A          N/A         N/A     5,138,888
                                ---------    ---------  -----------    ---------
                                ---------    ---------  -----------    ---------

(a) Due to the Reorganization and implementation of fresh-start reporting, financial statements for the Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented because, due to the Reorganization and implementation of fresh-start reporting, they are not comparable to subsequent periods.

The accompanying notes are an integral part of these consolidated statements.

                      COLORADO GAMING & ENTERTAINMENT CO.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except number of shares)


                                                               Common Stock
                                                          ---------------------
                                                                                             Additional   Retained
                                                                                   Warrants    Paid-in    Earnings
                                                            Shares       Amount    Issued      Capital    (Deficit)        Total
                                                         -----------     ------    --------    -------    ---------      ---------
BALANCES, December 31, 1993............................   10,269,641     $ 103     $ 8,266     $2,008     $ (15,070)     $  (4,693)
Conversion of common stock to warrants.................     (421,854)       (4)         --          4            --             --
Net Loss...............................................           --        --          --         --       (32,131)       (32,131)
                                                         -----------     -----     -------     ------     ---------      ---------

BALANCES, December 31, 1994............................    9,847,787        99       8,266      2,012       (47,201)       (36,824)
Vesting of common stock grants to officers
  and directors........................................       88,667         1          --        168            --            169
Warrants of deconsolidated subsidiary
  excluded in 1995 period..............................           --        --      (1,266)        --            --         (1,266)
Conversion of warrants to common stock.................    1,849,781        18          --        (18)           --             --
Net Loss...............................................           --        --          --         --      (115,216)      (115,216)
                                                         -----------     -----     -------     ------     ---------      ---------

BALANCES, December 31, 1995............................   11,786,235       118       7,000      2,162      (162,417)      (153,137)

Cancellation of Predecessor Company common
  stock and warrants and elimination of deficit........  (11,786,235)     (118)     (7,000)     1,951       162,417        157,250
                                                         -----------     -----     -------     ------     ---------      ---------

BALANCES, June 6, 1996.................................           --        --          --      4,113            --          4,113

Issuance of new common stock...........................    5,000,000        50          --         --            --             50
Restricted stock grants to officers
  and directors........................................      138,888         1          --        513            --            514
Net income June 7 through December 31, 1996............           --        --          --         --           192            192
                                                         -----------     -----     -------     ------     ---------      ---------
BALANCES, December 31, 1996............................    5,138,888     $  51     $    --     $4,626     $     192      $   4,869
                                                         -----------     -----     -------     ------     ---------      ---------
                                                         -----------     -----     -------     ------     ---------      ---------


 The accompanying notes are an integral part of these consolidated statements.

                      COLORADO GAMING & ENTERTAINMENT CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                    January 1,
                                                                                      1996         June 7, 1996
                                                      Years Ended December 31,    through June   through December
                                                        1994           1995         6, 1996         31, 1996(a)
                                                      --------      ---------     ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................     $(32,131)     $(115,216)     $ 164,407         $   192
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization....................        4,307          4,771          1,882           4,044
Loss on retirements of property and equipment....           --            127            244             150
Equity in loss of unconsolidated subsidiaries....        2,324         70,277             --              --
Noncash compensation.............................           --            169             --             513
Predevelopment costs.............................        3,929             --             --              --
Impairment of assets.............................        6,875         11,347             --              --
Noncash interest expense.........................       17,909         17,895            495           3,443
Extraordinary gain from reorganization...........           --             --       (164,358)             --
Change in working capital and other..............         (499)         1,315            822          (3,110)
Noncash reorganization items.....................           --         15,317          1,825              --
                                                      --------      ---------      ---------         -------
Net cash provided by operating activities........        2,714          6,002          5,317           5,232
                                                      --------      ---------      ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, equipment
  and leasehold improvements.....................      (31,560)        (1,508)        (3,885)         (3,224)
Investment in development projects...............       (3,358)            --             --              --
Net restricted funds (placed in) disbursed
  from escrow....................................       52,552          4,209           (507)            244
Investment in unconsolidated subsidiaries........      (20,334)        (9,270)            --              --
Advances to PRIGSA...............................       (5,875)          (289)            --              --
(Increase) decrease in other assets..............       (5,174)            59             --              --
Advances to affiliates, net......................       (4,402)        (1,257)            --              --
                                                      --------      ---------      ---------         -------
Net cash used in investing activities............      (18,151)        (8,056)        (4,392)         (2,980)
                                                      --------      ---------      ---------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to affiliate.........           --          2,000             --              --
Proceeds from debt financing.....................       13,048             --          5,824           2,392
Payment of debt placement costs,
  net of accrued liabilities.....................          (38)          (315)            --            (445)
Repayments of debt financing.....................       (2,540)        (1,651)        (3,304)         (5,509)
                                                      --------      ---------      ---------         -------
Net cash provided by (used in)
  financing activities...........................       10,470             34          2,520          (3,562)
                                                      --------      ---------      ---------         -------

  NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS.........................       (4,967)        (2,020)         3,445          (1,310)
  CASH AND CASH EQUIVALENTS,
    at beginning of period (less $2,334
    of cash in subsidiary deconsolidated
    in 1995 period)..............................       12,944          5,643          3,623           7,068
                                                      --------      ---------      ---------         -------
  CASH AND CASH EQUIVALENTS,
    at end of period.............................     $  7,977      $   3,623      $   7,068         $ 5,758
                                                      --------      ---------      ---------         -------
                                                      --------      ---------      ---------         -------


(a) Due to the Reorganization and implementation of fresh-start reporting, financial statements for the new Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated statements.

                      COLORADO GAMING & ENTERTAINMENT CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                    January 1,
                                                                                      1996         June 7, 1996
                                                      Years Ended December 31,    through June   through December
                                                        1994           1995         6, 1996         31, 1996(a)
                                                      --------      ---------     ------------   ----------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest, net of
  amounts capitalized............................     $    965      $     579      $      19         $ 1,020
                                                      --------      ---------      ---------         -------
                                                      --------      ---------      ---------         -------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of senior secured notes payable
  and other notes payable pursuant to
  the Reorganization (Note 1)....................     $     --      $      --      $      --         $52,300
                                                      --------      ---------      ---------         -------
                                                      --------      ---------      ---------         -------
Issuance of notes payable and capital
  lease obligations for purchases of
  property and equipment.........................     $    726      $     227      $      --         $    --
                                                      --------      ---------      ---------         -------
                                                      --------      ---------      ---------         -------
Issuance of notes payable for accrued
  interest obligations...........................     $ 17,001      $   9,416      $      --         $ 2,883
                                                      --------      ---------      ---------         -------
                                                      --------      ---------      ---------         -------


(a) Due to the Reorganization and implementation of fresh-start reporting, financial statements for the new Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated statements.

                         COLORADO GAMING & ENTERTAINMENT CO.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1)  ORGANIZATION

ORGANIZATION

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company"), formerly known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" or "HEI" for the period prior to June 7, 1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc., own and operate limited stakes gaming facilities in Colorado (collectively, the "Colorado Casinos"). Millsite 27, Inc., also a wholly owned subsidiary, owns a parking lot, opened in 1994 for the use by BWBH, Inc. and Silver Hawk Casino, Inc. A wholly owned subsidiary of the Predecessor Company, Grand Palais Riverboat, Inc. ("GPRI"), developed and operated a riverboat gaming project in New Orleans, Louisiana (the "Riverboat Project"). GPRI's riverboat gaming operations commenced on March 29, 1995 and ceased on June 6, 1995.

GPRI BANKRUPTCY

     The Riverboat Project incurred construction cost overruns and had substantial operating losses as a result of the failure of the New Orleans gaming market to develop as anticipated and the resulting failure of the Riverboat Project to achieve projected revenues. As a result, GPRI terminated riverboat gaming operations on June 6, 1995. On July 26, 1995, certain creditors filed an involuntary petition under Chapter 7 of the Federal Bankruptcy Code against GPRI. On July 27, 1995, GPRI converted its petition to a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana (the "Court").

     Following termination of GPRI operations, the Predecessor Company's management began assessing the possibility that all or part of the Riverboat Project could be sold to another gaming operator. After evaluation and negotiation of potential transactions, the Predecessor Company, certain creditors and GPRI entered into a letter of intent with Casino America, Inc. ("Casino America Agreement"). On May 3, 1996, as part of the Company's overall restructuring, the Predecessor Company's stock interest in GPRI was sold to Casino America, Inc. pursuant to the Predecessor Company's reorganization and therefore the GPRI bankruptcy case was effective. Consideration, consisting of cash, stock and notes totaling approximately $59 million, was allocated among the GPRI creditors, which included the Predecessor Company's senior secured bond holders. Accordingly, the Predecessor Company received no consideration from the sale of GPRI. Concurrently with this stock sale as provided by GPRI's reorganization, all claims against the Company related to GPRI were released. This transaction has no financial statement impact on the Company in the 1996 period, as the investment in GPRI was reduced to zero in the 1995 period by charging the $70.3 million of equity in loss of unconsolidated subsidiary against the investment account.

HEI BANKRUPTCY

     In June 1995, the Predecessor Company received "Notices of Default" from the trustee of its Senior Secured Pay-In-Kind Notes (the "Old Notes") (See Note 5), alleging that the Predecessor Company was in default under various provisions of the Old Notes Indenture. The alleged defaults included, among other matters, violations related to the issuance of certain additional indebtedness, the termination of riverboat gaming operations, numerous liens filed against the Riverboat Project and the failure to file audited financial statements on a timely basis. On November 7, 1995, the Predecessor Company and three of its wholly owned subsidiaries (BWBH, Inc. BWCC, Inc. and Millsite 27, Inc.) (collectively, the "Debtor"), filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware as contemplated by the negotiations with the bondholders (the bankruptcy proceedings referred to as the "Reorganization"). The

Chapter 11 case subsequently was transferred to the Court.

     On June 7, 1996 (the "Effective Date"), the Company and its three subsidiaries emerged from bankruptcy and the following events occurred pursuant to the Reorganization:

1. The existing common stock and warrants of the Predecessor Company were canceled and 5 million newly authorized shares of common stock was issued to the Company's senior secured creditors.

2. $176 million of outstanding senior secured debt was canceled and $50 million in principal amount of 12% Senior Secured Pay-In-Kind Notes, due 2003 (the "Notes") (Note 5), was issued.

3. Pursuant to the settlement of certain lawsuits against the Company and certain of its executive officers, the Company issued two promissory notes to Capital Associates, Inc. ("CAI"), a secured creditor on both the Predecessor Company's and GPRI's bankruptcy cases, in total principal amounts of $2.3 million.

4. The amounts outstanding under the DIP Facility (Note 5) was paid in full and the DIP Facility was terminated. The Company replaced the DIP Facility with a new $12.5 million credit facility on the Effective Date.

5.   Certain unsecured indebtedness totaling $1.2 million was canceled.

6.   The Company changed its name to Colorado Gaming & Entertainment Co.

LIABILITIES SUBJECT TO COMPROMISE

     Prior to the Effective Date, the Predecessor Company reported certain secured and unsecured claims which were in existence prior to the bankruptcy filing under the heading "liabilities subject to compromise." Additional claims arose subsequent to the petition date resulting from the rejection of executory contracts and/or leases and from the allowance by the Court of contingent and/or disputed claims. Creditors and other parties in interest filed claims with the Court which were substantially in excess of the amounts recorded in the Predecessor Company's records. These differences were primarily related to errors, duplicative claims and overstatement of claims.

Liabilities subject to compromise consisted of the following as of December 31, 1995 (in thousands):

          Senior Secured Pay-In-Kind Notes  . . .         $174,274
          Notes payable to affiliate  . . . . . .            2,122
          Equipment financing . . . . . . . . . .            4,169
          HEI guarantee of subsidiary debt  . . .            4,600
          HEI trade payables  . . . . . . . . . .            1,295
                                                          --------
               Total  . . . . . . . . . . . . . .         $186,460
                                                          --------
                                                          --------

FRESH START REPORTING

     In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt "fresh-start" accounting on the Effective Date. The impact of the adoption of fresh-start reporting is reflected in the December 31, 1996 consolidated balance sheet. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors and third-party appraisals, estimated its reorganization value, which represents the fair value of the entities under Reorganization, before considering liabilities. The estimated value for these entities totaled approximately $65 million. The reorganization value of the Company was determined by consideration of several factors, including the discounted
residual value of the Company's cash flows and comparable sales.   The excess
of the reorganization value over the fair market value of the net assets, totaling $18.8 million, is reported as excess reorganization value in the accompanying consolidated balance sheet and will be amortized over an 18.5-year period, which equals the remaining term of BWBH's land lease.

     The adjustments to reflect the consummation of the Reorganization (including the gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values have been reflected in the December 31, 1996 consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to June 7, 1996. As a result of adopting fresh start reporting, the Reorganized Company's consolidated financial statements are not comparable with those prepared before the Effective Date, including the historical consolidated financial statements included herein.

SILVER HAWK ACQUISITION

     On March 27, 1996, Silver Hawk Casino, Inc. ("Silver Hawk") was incorporated in Delaware as a wholly owned subsidiary of the Predecessor Company, for purposes of acquiring and operating a limited stakes casino in Black Hawk, Colorado. In April 1996, the Company purchased the Silver Hawk Casino, which was not operating at the time, for $2.7 million, of which $900,000 was borrowed under the DIP Facility. The remaining $1.8 million was financed by a note payable to the seller, which accrued interest at 9.5% per annum, and provided for monthly principal and interest payments on a 20 year amortization schedule. The Company retired the seller's note from available cash on June 18, 1996. Additionally, the Company invested an additional $2 million to equip and prepare the Silver Hawk Casino for opening. The Company commenced gaming operations at the Silver Hawk Casino on June 26, 1996.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Reorganized Company (period beginning June 7, 1996) and the Predecessor Company (periods prior to June 7, 1996) include the accounts of CG&E and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

     As of December 31, 1994, the accounts of GPRI are consolidated with those of the Predecessor Company. Because of the GPRI bankruptcy proceedings and Casino America Agreement in 1995, it was determined that the Predecessor Company did not "control" GPRI and, therefore, GPRI no longer met the consolidation criteria pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries." Accordingly, effective January 1, 1995, the Predecessor Company's investment in GPRI is accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed losses of the investee. Such investment had been reduced to zero as of December 31, 1995, due to the losses of GPRI.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash in banks, currency located in the casinos' vaults, coins located in the gaming device hoppers and other cash used in daily operations. Included in cash and cash equivalents at December 31, 1995 and 1996 is restricted cash totaling $595,000 and $511,000 respectively, which represents the portion of cash on hand that is required to be maintained by the Colorado Casinos based on regulations promulgated by the Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission").

     The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those investments.

INVENTORIES

     Inventories consist of food and beverage, retail and casino supplies. Inventories are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     In connection with the adoption of fresh-start reporting, the Company was required to adjust property, equipment and leasehold improvements to fair value. Such adjustment resulted in an increase in net property, equipment and leasehold improvements of approximately $8 million with no material change in the remaining useful lives.

     Otherwise, property, equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred.

EXCESS REORGANIZATION VALUE

     Excess reorganization value is amortized on a straight-line basis over
18.5 years. Accumulated amortization of excess reorganization value was $577,000 at December 31, 1996. The Company continually evaluates current events and circumstances in order to determine whether the recorded balance has been impaired.

ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                                December 31,
                                            1995           1996
                                            ----           ---
     Gaming taxes payable  . . . . .        $ 537        $  521
     Accrued payroll and
        related expenses . . . . . .        1,048           991
     Reorganization items  . . . . .        1,202            --
     Accrued interest  . . . . . . .           --           542
     Incentive compensation. . . . .          --            454
     Accrued gaming liabilities               437           624
     Other accruals  . . . . . . . .          729           893
                                           ------        ------
                                           $3,953        $4,025
                                           ------        ------
                                           ------        ------

CASINO REVENUES AND PROMOTIONAL ALLOWANCES

     In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food and beverage furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in casino operating expenses in the accompanying consolidated statements of operations and totaled approximately $429,000, $605,000 and $508,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

PRE-OPENING EXPENSES

     The Company expenses pre-opening costs as incurred. Pre-opening costs consist of expenditures incurred prior to the opening of the casinos to prepare the casinos for business and include labor costs, certain consulting, marketing and other direct costs. Because GPRI was consolidated in 1994, pre-opening costs of $2.6 million incurred in 1994 in connection with the Riverboat Project are reflected in the accompanying 1994 consolidated statement of operations. The $362,000 reflected in the 1996 periods relate to pre-opening costs for the Silver Hawk Casino which opened on June 26, 1996.

REORGANIZATION ITEMS

     Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company since the Chapter 11 filing and subsequent reorganization efforts.

     Reorganization items included in the consolidated statements of operations consisted of the following (in thousands):

                                   For the Year
                                       Ended        January 1,1996         June 7,1996
                                    December 31,       through                through
                                       1995          June 6,1996         December 31, 1996
                                       ----          -----------         -----------------
    Charge-off of debt discount
     and placement costs  . . . . .   $10,717          $  --                  $ --
    Loss charged for guarantee
     of subsidiary debt . . . . . .     4,600             --
    Professional fees . . . . . . .     2,593            2,290                  308
                                      -------          -------                -----
                                      $17,910          $ 2,290                $ 308
                                      -------          -------                -----
                                      -------          -------                -----

INCOME TAXES

     The Company accounts for taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards and of deferred tax liabilities for taxable differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and impairment of assets recognized in different periods for financial reporting and tax purposes.

NET INCOME PER COMMON SHARE

     Net income per common share and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented, due to the Reorganization and implementation of fresh start reporting, because they are not comparable to subsequent periods.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

 (3)  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

     Property, equipment and leasehold improvements consisted of the following (in thousands):

                                           December 31,
                                       1995             1996
                                       ----             ----
 Land and improvements . . . .     $  14,330        $  12,288
 Building and improvements . .         5,764            5,359
 Leasehold improvements  . . .         7,626           20,935
 Gaming equipment, furniture
  and fixtures . . . . . . . .        18,570           19,975
 Construction-in-progress. . .          -                 335
                                   ---------        ---------
                                      46,290           58,892
 Less:  accumulated
  depreciation . . . . . . . .       (14,163)         (17,570)
                                   ----------       ----------
                                   $  32,127        $  41,322
                                   ----------       ----------
                                   ----------       ----------

Depreciation and amortization are computed using the straight-line method over the following useful lives:

                                       Useful Lives
                                       ------------
 Land improvements. . . . . .               15 years
 Building and improvements. .         5 - 31.5 years
 Leasehold improvements . . .           5 - 23 years
 Gaming equipment, furniture
  and fixtures. . . . . . . .         5 - 31.5 years


(4)  NEW VENUE PROJECTS

     For the years ended December 31, 1994, 1995 and 1996, the Company expensed $3.9 million, $402,000 and $120,000 respectively, for predevelopment costs related to various potential development opportunities in new gaming venues throughout North America. The costs incurred represented design, presentation, research, consulting, regulatory and other costs associated with pursuing development opportunities in new gaming venues. The Company expensed these costs as management determined that each of the potential new gaming venues were no longer viable development projects. In early 1995, the Company ceased such activities due to its deteriorating financial condition.

      In September 1994, the Predecessor Company entered into an agreement to invest $6.2 million for a 25% interest in Promociones e Inversiones de Guerrero S.A. de C.V. ("PRIGSA"), a Mexico based development and gaming company with operations in Acapulco. As of December 31, 1994, the Predecessor Company had contributed $5.8 million towards its investment. In 1995, the Predecessor Company contributed its remaining commitment of approximately $289,000. The Predecessor Company had an option to convert its contributions to shares of common stock in PRIGSA upon approval by the Mexican government. Results of PRIGSA operations upon opening in the fall of 1994 were substantially below expectations and, as a result, PRIGSA suffered significant operating losses. Because the majority of PRIGSA's other debt securities are in a senior position to PRIGSA's obligation to the Company, the Company has determined that it is unlikely that the Company's advances will be repaid or that the Company will otherwise realize its investment in PRIGSA. Accordingly, as of December 31, 1994, the Company charged-off the full value of its investment to impairment of assets in the accompanying consolidated statements of operations.

(5)  NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                 December 31,

                                         1995(1)            1996
                                         -------            ----
 Secured Pay-In-Kind Notes . .         $  174,274        $  52,883
 Credit facility . . . . . . .                  -            2,444
 Notes payable to gaming
   equipment vendors . . . . .              2,623                -
 Notes payable to affiliate. .              2,122                -
 Other . . . . . . . . . . . .              4,600            2,023
                                       ----------        ---------
                                          183,619           57,350
 Less:  current portion. . . .                  -            1,959
                                       ----------        ---------
                                       $  183,619        $  55,391
                                       ----------        ---------
                                       ----------        ---------

     (1) These amounts are included in "liabilities subject to compromise" in the accompanying December 31, 1995 consolidated balance sheet.

DEBT AFTER THE REORGANIZATION

     CREDIT FACILITY

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different facilities, including a $5 million construction line, a $5 million equipment financing line and up to a $3.5 million working capital line. No more than $12.5 million of borrowings may be outstanding at any time. Borrowings under the Credit Facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%( 10.625% as of December 31, 1996). The loans have varying terms ranging from three to five years from when the funds are borrowed, but the entire facility matures on June 7, 2001. As of December 31, 1996, the Company had an outstanding balance of approximately $2.4 million under the equipment financing line. Borrowings are secured by a first priority lien and security interest in substantially all of the real and personal property owned or leased by the Company. The Credit Facility replaced a Debtor-in-Possession facility ("DIP"), also provided by Foothill Capital Corporation. The carrying amount of the Credit Facility is a reasonable estimate of fair value, as terms of the line reflect current rates.

     SENIOR SECURED PAY-IN-KIND NOTES

     Pursuant to the Reorganization, the holders of the Old Notes, along with a senior secured affiliate lender, received, on a pro rata basis, the Notes having an aggregate principal amount of $50 million. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually. Through the first year, at the option of the Company, interest on the Notes will be payable either in cash or through the issuance of additional Notes. Thereafter, the Company will be required to pay interest on the Notes in cash. On December 1, 1996 the Company made interest payments on the Notes by issuing $2.9 million of additional Notes. The Notes are secured by substantially all the assets of the Company, including the common stock of the subsidiaries. In addition, the Notes Indenture includes certain restrictive covenants. As of December 31, 1996, the fair values of the Notes is approximately $50.7 million, which are based on quoted market prices. The Notes are redeemable prior to maturity, in whole or part, at the election of the Company on or after June 1, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on the June 1st in the years indicated below:


        Year                              Redemption Price
        ----                              ----------------
        2000                                    104%
        2001                                    103%
        2002 and thereafter                     102%

OTHER NOTES

     Pursuant to the Reorganization, the Company issued two unsecured promissory notes to Capital Associates International, Inc. ("CAI") in the respective principal amounts of $1.6 million and $3 million, both accruing interest at the rate of 9% per annum. The $1.6 million note is due in 10 equal quarterly installments which commenced September 7, 1996. The second note in the amount of $3 million is payable in 20 quarterly installments of principal and interest (at 9% per annum). Both notes are unsecured. The $3 million note has been reduced by $2.3 million in funds received by CAI in respect of its claims filed in the GPRI Bankruptcy. Accordingly, the outstanding balance on the $3 million note is approximately $700,000 as of December 31, 1996. The Company considers the estimated fair value of such notes to be the same as its carrying value since the obligations were entered into as of the Effective Date, and no significant interest rate fluctuations have occurred since that date.

     Aggregate annual maturities of long-term debt, are as follows:

     1997                           $ 1,959
     1998                             1,838
     1999                                --
     2000                               306
     2001                               364
     Thereafter                      52,883
                                    -------
     Total                          $57,350
                                    -------
                                    -------

DEBT BEFORE THE REORGANIZATION

     DEBTOR-IN-POSSESSION FINANCING

     On December 8, 1995, the Court approved certain financing and security agreements (the "DIP Facility") designed to provide the Debtor with adequate financing to operate its businesses during the bankruptcy period. The aggregate DIP Facility was $7.9 million in the form of revolving credit facilities to provide up to $2.5 million for working capital purposes, $4.4 million for equipment refinancing and $1 million to provide financing for the Debtor's possible acquisition of strategic assets. The term of the DIP Facility was one year subject to an accelerated maturity based on the Effective Date of the Reorganization. Upon the Effective Date, the amounts outstanding under the DIP Facility were paid in full and the DIP Facility was terminated.

     Interest on borrowings under the DIP Facility accrued interest at prime plus 2.75%. Loan fees and other expenses totaling $300,000 were paid to the DIP Lender and were written off as interest expense on the termination date of the facility.

     SENIOR SECURED PAY-IN-KIND NOTES

     On December 21, 1993, the Predecessor Company completed a private offering of 140,000 units consisting of $140 million aggregate principal amount of the Old Notes with detachable warrants to acquire 1,750,000 shares, or 10%, of common stock of the Predecessor Company. The net proceeds from the offering, after deducting the commissions and other offering expenses were approximately $131 million. The net proceeds were used to repay construction financing for the Bullwhackers Casinos and provide funds for the Riverboat Project and for working capital purposes. The offering expenses of approximately $9 million, were capitalized as other assets, and were being amortized over the seven-year term of the Old Notes using the effective interest rate method. As of December 31, 1995, all remaining unamortized discount and offering expenses related to the Old Notes were written-off as a reorganization item in accordance with SOP 90-7.

     Interest on the Old Notes accrued at 12% per annum and was payable semiannually on June 15 and

December 15, commencing June 15, 1994. Through December 15, 1995, at the Predecessor Company's option, interest on the Old Notes was payable either in cash or through the issuance of additional Old Notes. Thereafter, the Predecessor Company was required to pay interest on the Old Notes in cash.
On June 15 and December 15, 1994, the Predecessor Company made interest payments on the Old Notes by issuing a total of $17 million of additional Old Notes. On June 15, 1995, the Predecessor Company made interest payments on the Old Notes by issuing a total of $9.4 million of additional Old Notes. No interest payment or issuance of additional Old Notes was made on December 15, 1995, because of the Predecessor Company's bankruptcy filing.

     As discussed in Note 1, in June 1995, the Predecessor Company received "Notices of Defaults" from the trustee of the Old Notes, alleging that Predecessor Company was in default under various provisions of the Indenture.
As a result of the defaults under the Indenture, the holders of the Old Notes were entitled to all of the remedies contained in the Indenture, including but not limited to acceleration of repayment of the Old Notes and foreclosing on the security pledged by the Predecessor Company to the trustee.

     On November 7, 1995, the Predecessor Company filed for Chapter 11 protection. Accordingly, interest totaling approximately $3 million was not accrued for the period November 7, 1995 to December 31, 1995. Additionally, for the period from January 1, 1996 through June 6, 1996, interest totaling approximately $9 million was not recorded due to the Chapter 11 proceedings. As of December 31, 1995, the total amount of the Old Notes, plus accrued interest through November 7, 1995, is $174.3 million which amount is included in "liabilities subject to compromise" in the accompanying December 31, 1995 consolidated balance sheet. On June 6, 1996 the Old Notes were canceled and $50 million of Notes were issued to the Old Note holders.

OTHER NOTES

     On May 15, 1995, the Predecessor Company entered into a $4 million working capital credit facility with an affiliate of the Predecessor Company. The Predecessor Company borrowed $2 million under this facility, which proceeds were then invested in GPRI. Borrowings accrued interest at 12% and were due on September 30, 1995. The Company granted a security interest to the affiliate in certain of the Company's assets including a subordinated interest in GPRI's riverboat. The Predecessor Company was unable to repay the $2 million and thus was in default under this facility. Interest totaling $35,000 was not accrued from the petition date, November 7, 1995 to December 31, 1995. The $2 million, plus accrued and unpaid interest through November 7, 1995 totaling $2.1 million, is included in "liabilities subject to compromise" in the accompanying consolidated balance sheet as of December 31, 1995. Pursuant to the Reorganization, the affiliate received Notes and shares of common stock of the Company as discussed above.

     The Predecessor Company financed the acquisition of a portion of the Bullwhackers Casinos' gaming equipment with notes payable to an equipment vendor totaling $7 million. Such notes were secured by the gaming equipment and the proceeds from the gaming equipment and were guaranteed by certain of the Predecessor Company's stockholders. Monthly principal and interest payments of $151,000 were required through April 1997. As of the petition date, November 7, 1995, the Predecessor Company stopped accruing interest, totaling $38,000, for the period from November 7, 1995 to December 31, 1995, and making any repayments
on these notes.   The Predecessor Company reached an agreement with the lender to repay the $2.6 million outstanding balance on the notes for approximately $2 million with proceeds from the DIP Facility realizing a 23% discount for retiring the notes.

(6)  CAPITAL STRUCTURE

     CAPITAL STRUCTURE AFTER THE REORGANIZATION

     Pursuant to the Reorganization, the Predecessor Company's preferred stock, common stock and warrants were canceled on the Effective Date. The Reorganization also provided for the amendment and restatement of the Company's certificate of incorporation and bylaws. The new charter authorized 20 million shares of $.01 par value common stock. Upon the Effective Date, 5 million shares of common stock of CG&E were issued on a pro rata basis to the Predecessor Company's senior secured creditors. In addition, the Company's President and Chief

Executive Officer was issued 138,888 shares of common stock on the Effective Date. Also on the Effective Date, 416,667 shares were reserved to be issued to executive management pursuant to the Management Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for shares to be issued to certain management individuals annually, for the next three years based on the Company meeting certain performance criteria. Once granted, the shares are fully vested. The first grant will be on June 7, 1997. The Company recorded $270,000 of compensation expense in the 1996 period related to the anticipated grants to be made June 7, 1997.

CAPITAL STRUCTURE PRIOR TO THE REORGANIZATION

     PREFERRED and COMMON STOCK

     Preferred stock of the Predecessor Company consisted of 2 million authorized shares, of which none were issued. Common stock of the Predecessor Company consisted of 50 million authorized shares. All common stock was canceled under the Reorganization (Note 1). In addition, warrants to purchase a total of 7,130,359 shares of common stock were outstanding and were canceled pursuant to the Reorganization.

     The Predecessor Company had adopted an Omnibus Stock and Incentive Plan and a Non-Employee Director Stock Option Plan (the "Option Plans"). The Predecessor Company recognized compensation expense of $169,000 in 1995 related to the Option Plans. No additional compensation expense was recognized after November 7, 1995 and all outstanding options were canceled pursuant to the Reorganization.

(7)  INCOME TAXES

     The Company has no provision for income taxes in 1994 and 1995, due to the Company's significant loss position. In 1996, although the Company had a nominal level of pre-tax income, no income tax provision was recorded due to the Company's significant tax losses generated in previous years.

     Effective January 1, 1997, as a result of the Company's Chapter 11 proceedings, the Company recorded significant tax changes. Such changes are reflected in the December 31, 1996 tax assets amounts set forth below. Substantial net operating loss carryforwards("NOL's") generated in previous years totaling approximately $46.5 million were eliminated, leaving the Company with remaining NOL's totaling approximately $6.2 million, Additionally, the parent Company's basis in subsidiary stock and certain other tax assets of the parent Company were reduced or eliminated. Such tax asset reductions were a result of cancellation of indebtedness income effected by the Reorganization. The net deferred tax asset as of December 31, 1995 and 1996 is comprised of the following (in thousands):

                                                   December 31,
                                                -----------------
                                                  1995      1996
                                                -------    ------
CURRENT:
Accrued vacation, gaming  liabilities
and incentive compensation..................    $   184    $  458

NON-CURRENT:
Difference in asset basis...................      3,053       458
Recognition of legal settlement.............         --       740
Impairment of assets........................      5,832     3,860
Reorganization items........................      4,287        --
Deferred interest for tax...................        404        --
Book tax difference of River Project........      8,646        --
Net operating loss carryforwards............     41,148     2,343
                                               --------   -------
Gross deferred tax asset....................     63,554     7,859
Valuation allowance.........................    (63,554)   (7,859)
                                               --------   -------
                                               $     --   $    --
                                               --------   -------
                                               --------   -------

     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has NOL's totaling approximately $6.2 million, which expire beginning in 2008. Pursuant to the Reorganization, the old shares of common stock were canceled and newly authorized common stock was issued to the Company's senior secured creditors, effecting an ownership change as defined in section 382 of the Internal Revenue Code. The effect of this ownership change limits the utilization of NOL's generated prior to the Effective Date to approximately $520,000 annually. NOL's generated subsequently to the Effective Date will be unlimited

(8) LEASES

CAPITAL LEASES

     On March 1, 1993, the Predecessor Company entered into a Master Lease Agreement with CAI for lease financing totaling $2.2 million to provide working capital. Certain of the Predecessor Company 's equipment was pledged as security for the borrowings. The Predecessor Company, and certain of it's stockholders also guaranteed repayment of the borrowings. In 1995, the Master Lease Agreement was amended to provide $2.8 million in additional lease financing to be used for the Riverboat Project and to be repaid by GPRI.

     As a result of the termination of Riverboat Project operations, GPRI was unable to make its required payments under the lease. Accordingly, CAI initiated a lawsuit against the Predecessor Company (Note 12) to recover all amounts owing under the Master Lease, as amended ("Lawsuit #1"). The finance company initiated a second lawsuit against the Predecessor Company and certain of its officers alleging that the finance company was misled into entering into the amendment to the Master Lease Agreement ("Lawsuit #2"). In September 1995, a judgment was entered against the Predecessor Company in Lawsuit #1 for $4.6 million. This amount is reflected as a liability subject to compromise in the accompanying December 31, 1995 consolidated balance sheet. In February 1996, the parties to the two lawsuits entered into a settlement agreement. Pursuant to the settlement agreement, both lawsuits were dismissed and the Predecessor Company issued two notes payable to CAI (see Note 5).

     The Predecessor Company also had capital lease obligations related to gaming devices and certain other equipment totaling $1.6 million as of December 31, 1995. The interest rate for the various leases range from 12% to 15%. As a result of the bankruptcy proceedings, all capital lease obligations were reclassified as "liabilities subject to compromise" in the accompanying December 31, 1995 consolidated balance sheet. In fiscal year 1996, an agreement was reached with such lessors to retire the remaining lease obligation for approximately $1.2 million.

OPERATING LEASES

     The Company leases real property, on which the Bullwhackers Casino in Black Hawk, Colorado, was constructed. The lease is for a period through 2014 and requires an annual base rent as specified below, payable quarterly.

     The land lease also requires monthly payments of additional rent equal to 1.9% of gross revenues, as defined. Total base rent plus additional rent pursuant to the lease agreement for the years ended December 31, 1994, 1995 and 1996 was $1.1 million, $1.1 million and $1.1 million, respectively. In addition to the specified rental payments, the Company is also responsible for any and all costs associated with the leased property, including but not limited to taxes and assessments, utilities, insurance, maintenance and repairs. The Company has an option to purchase the leased land, beginning November 1, 2001, for an amount equal to nine times the annual base minimum rent payment then in effect, or $5.9 million.

     Future annual base rental payments for the land lease as of December 31, 1996 are as follows:

                   Year ending December 31 (in thousands):
                   1997.........................   $   600
                   1998.........................       600
                   1999.........................       600
                   2000.........................       660
                   2001.........................       660
                   Thereafter...................     9,350
                                                   -------
                     Total......................   $12,470
                                                   -------
                                                   -------

     During Bankruptcy, the Company entered into an amended sublease for approximately 19,500 square feet of office space located in Denver, Colorado and provided for interim rent of approximately $7,500 per month which the Company occupied as its corporate offices through February 1997. In March, the Company relocated its corporate offices to Lakewood, Colorado pursuant to a new $10,000 a month lease, which expires April 2002 and the amended sublease was terminated upon execution of this new lease.

(9) OTHER RELATED PARTY TRANSACTIONS

DUE FROM AFFILIATES

     The Company has outstanding advances to the following affiliates (in thousands):

                                                  December 31,
                                               -----------------
                                                1995       1996
                                               ------     ------
 Canadian Pavillon Limited
  Partnership...........................       $1,573     $1,573
 Outlaws Casino, Ltd. ..................        1,072      1,072
 RCH Investments, NV....................          259        259
 Hemmeter Partners......................          335        335
 Grand Palais Casino, Inc. .............          587        587
 Former officers........................          867        867
 Other..................................           78         78
                                               ------     ------
                                               $4,771     $4,771
                                               ------     ------
                                               ------     ------

     Canadian Pavilion Limited Partnership ("CPLP"), Outlaws Casino, Ltd. ("Outlaws"), RCH Investments, NV ("RCH") and Hemmeter Partners are majority owned by certain of the Predecessor Company's controlling shareholders and officers. Grand Palais Casino, Inc. ("GPCI") is a wholly owned subsidiary of Grand Palais Enterprises, Inc. ("GPEI"), of which certain stockholders were also stockholders of Predecessor Company. In 1994, two former officers were advanced funds totaling $500,000, accruing interest at prime plus 2%, and due on demand. In 1995, an additional $373,000 was advanced to an officer on an interest free basis, of which $110,000 was repaid. All advances to affiliates were made on an unsecured basis. No repayments were made on any affiliate receivable in the 1996 period.

     Due to the continued deterioration in 1995 of the financial condition of the affiliates and certain officers to which the Predecessor Company had advanced funds, the Predecessor Company determined that it is unlikely that it will collect any of the advances to affiliates and, accordingly, has provided a reserve for the entire $4.8 million amounts owed the Company as of December 31, 1995. These amounts are reflected as impairment of assets in the accompanying consolidated statements of operations.

OTHER

     The Predecessor Company paid $1.3 million, $624,000 and $ 70,000 to the law firm of Shefsky Froelich & Devine Ltd. for legal services rendered to the Predecessor Company in 1994, 1995 and 1996, respectively. Cezar M. Froelich, a former director, owned 1.4% of the Predecessor Company's common stock on a fully diluted basis, and is a managing partner of that firm. Shefsky Froelich & Devine Ltd. provided legal services to the Company until February 9, 1996.

(10) COMMITMENTS AND CONTINGENCIES

GAMING LICENSES

     The Colorado Casinos are required to comply with laws and regulations promulgated by the Colorado Gaming Commission in order to maintain continued operations. The Bullwhackers Casinos operate under separate current annual gaming licenses which expire in December 1997, whereas Silver Hawk Casino license expires in June 1997. Management anticipates that such gaming licenses will be renewed.

GAMING TAXES AND FEES

     The Colorado Casinos operate as licensed gaming establishments pursuant to the Colorado Limited Gaming Act and, accordingly, are required to make monthly gaming tax payments to the State of Colorado which are subject to annual revisions with a maximum rate of 40%. The latest annual revision, which became effective October 1, 1996, is calculated as a percentage of adjusted gross proceeds (casino net win). The gaming tax rates for the previous three gaming years are set forth in the following table:



                                         Annual Tax Rate from    Annual Tax Rate
               Annual Gross Proceeds        10/94 to 9/96        Effective 10/96
               ---------------------     --------------------    ---------------
            First $2 million.............          2%                   2%
            Next $2 million..............          8%                   4%
            Next $1 million..............         15%                  14%
            Next $5 million..............         18%                  18%
            Proceeds over $10 million....         18%                  20%

     Additionally, the city and state levy device fees ranging from $75 to $1,265 per device per annum. For the years ended December 31, 1994, 1995 and 1996 the Company recorded $8.2 million, $8.3 million and $8.2 million, respectively, in total gaming taxes and device fees.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain senior executives of the Company. These employment agreements are each for initial term of three years, and renew thereafter for successive one year terms unless terminated by each of the respective parties.

CONSULTING AGREEMENTS

     Pursuant to the Reorganization, the Company entered into a consulting agreement with a former executive. These consulting services provided to the Company include advice and services related to gaming regulatory issues and help in identifying potential new business opportunities. The agreement requires the Company to pay $29,167 per month from the Effective Date through August 1997.

OTHER COMMITMENTS

     In July, 1996, Company entered into an agreement with New Horizons Kids Quest III, Inc.("Kids Quest") which provides that Kids Quest will operate a day care facility adjacent to Bullwhackers Black Hawk that intends to meet or exceed all relevant license standards. Kids Quest will be solely responsible for the day-to-day operations of the day care facility.
The Company will receive percentage rent from Kids Quest for the use of the facility which is being constructed by the Company. Rent will consist of 10% of the first $500,000 in revenue and 15% thereafter from the Kids Quest operation. The day-care facility will be for the exclusive use of the patrons of the Colorado Casinos. The Company is in the process of constructing the day care facility for use by Kids Quest at an estimated cost of approximately $1.5 million. The Company has entered into a guaranteed maximum price contract with the general contractor. The opening of the day care facility is currently scheduled for the Summer of 1997. The Company pursued this project, in part, as a result of a new law in Colorado which prohibits children from lingering in the gaming areas of a casino. The
Company believes the day care facility will give it a competitive advantage with other casinos that do not have such a facility, although there can be no assurance that the day care facility will result in a matter that produces increased visitation and revenues at its casinos. No other casinos in the Black Hawk-Central City market currently have, or have announced plans to build a day care facility.

     Prior to December 31, 1996, the Company evaluated whether it could cost-effectively excavate the remaining portion of the parking lot to its property line to expand the capacity of the parking lot. The Company concluded that the additional excavation would cost approximately $1.3 million and would add approximately 120 additional parking spaces. Therefore, the Company elected to undertake the parking expansion project. As part of this project, the Company also elected to construct a new valet facility to increase customer convenience at the parking lot and enhance accessibility to Kids Quest. The valet facility is expected to cost approximately $300,000. The overall parking expansion project is expected to be completed by June 1997. During construction, the Company expects to experience some business disruption.

     The Company has also entered into an agreement with another company in business of providing gaming consulting / management services to Native American Indian tribes. The companies will use their joint resources to pursue obtaining contractual arrangements with various Native American tribes to provide consulting services for new and existing Native American gaming projects. As of December 31, 1996, the Company has contributed $120,000, which has been expensed in the accompanying statement of operations, and has committed $220,000 in additional funding over the next twelve months, based on the initial term and / or the extension of this agreement. The Company expects to fund this commitment through available working capital.

LEGAL PROCEEDINGS

     Pursuant to the Reorganization, certain claims by the Predecessor Company against third parties are assigned to the Litigation Trust. All legal proceedings pending against the Predecessor Company prior to the Effective Date were settled pursuant to the Reorganization. As a result, there was no litigation pending against the Company on the Effective Date. The determination by the Litigation Trust whether or not to pursue any causes of action assigned to it will have no material impact on the Company or the Colorado subsidiaries.

     The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. The Company's management believes that the ultimate resolution of currently pending legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly information excluding any reorganization or other impairment changes related to the Reorganization and dispostion of assets.

         1996              1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
         ----              -----------   -----------  -----------  -----------
Net Revenues                 $11,023       $12,204      $14,625      $12,810
Operating Expenses             7,789         8,446        9,780        8,008
                             -------       -------      -------      -------
Casino Operating Profit        3,234         3,758        4,845        4,802
Corporate Expenses               514           534          955          825
Pre-opening (Silver Hawk)         --           388          (26)          --
                             -------       -------      -------      -------
EBITDA                         2,720         2,836        3,916        3,977
                             -------       -------      -------      -------
                             -------       -------      -------      -------

         1995              1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
         ----              -----------   -----------  -----------  -----------
Net Revenues                 $11,817       $11,850      $12,440      $11,321
Operating Expenses             8,384         8,808        8,828        7,418
                             -------       -------      -------      -------
Casino Operating Profit        3,433         3,042        3,612        3,903
Corporate Expenses             3,038         1,567        1,523          744
                             -------       -------      -------      -------
EBITDA                           797        1,475         2,089        3,159
                             -------       -------      -------      -------
                             -------       -------      -------      -------

     In the fourth quarter of 1996, the Company benefited from the revised gaming tax rates which became effective October 1, 1996 by approximately $110,000. However, this amount was offset by approximately $233,000 relating to incentive compensation expense for senior management based upon implementation of the Company's new Cash Bonus Plan and Stock Incentive Plan subsequent to the Reorganization.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLORADO GAMING & ENTERTAINMENT CO.
                                    -----------------------------------


                                    By:  /s/  Stephen J. Szapor, Jr.
                                       --------------------------------
                                       Stephen J. Szapor, Jr.
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                          Title                       Date
        ---------                          -----                       ----

/s/  Stephen J. Szapor, Jr.          President and Chief          March 26, 1997
------------------------------       Executive Officer
Stephen J. Szapor, Jr.               (Principal Executive
                                     Officer)

/s/  Robert J. Stephens              Vice President of Finance    March 26, 1997
------------------------------       (Principal Financial and
Robert J. Stephens                   Accounting Officer)

/s/ Philip J. DiBerardino
------------------------------       Director                     March 26, 1997
Philip J. DiBerardino


/s/  Steve Leonard
------------------------------       Director                     March 26, 1997
Steve Leonard

/s/  Franklin S. Wimer
------------------------------       Director                     March 26, 1997
Franklin S. Wimer

/s/ Mark Van Hartesvelt
------------------------------       Director                     March 26, 1997
Mark Van Hartesvelt

                               INDEX TO EXHIBITS

Exhibit No.    Description
----------     -----------

   2.1 Disclosure Statement for First Amended Joint Plan of Reorganization of the Company, BWBH, Inc., BWCC, Inc. and Millsite 27, Inc.*

   2.2 First Amended Joint Plan of Reorganization of the Company, BWBH, Inc., BWCC, Inc. and Millsite 27, Inc. (included in exhibit 2.1.).*

   3.1         Amended and Restated Articles of Incorporation of the Company.*

   3.2         Amended and Restated By laws of the Company.*

   4.1         Indenture between the Company and Fleet National Bank, as
               Trustee.*

   4.2         Specimen Certificate of Common Stock.*

   4.3         Form of Note.*

   4.4         Registration Rights Agreement.*

  10.1 Loan and Security Agreement, dated as of November 1, 1995 by and between BWBH, Inc., BWCC, Inc. and Millsite 27, Inc. and Foothill Capital Corporation.*

  10.2 Amendment Number One to Loan and Security Agreement, dated as of December 4, 1995.*

  10.3 Amendment Number Two to Loan and Security Agreement, dated as of January 24, 1996.*

  10.4 Letter Agreement, dated as of December 18, 1995, from BWBH, Inc., BWCC, Inc. and Millsite 27, Inc. to Foothill Credit Corporation.*

  10.5 Security Agreement, dated as of November 1, 1995, between the Company and Foothill Credit Corporation.*

  10.6 Trademark Security Agreement, dated as of November 1, 1995, between the Company and Foothill Credit Corporation.*

  10.7 Continuing Guaranty, dated as of November 1, 1995 by the Company and Foothill Credit Corporation.*

  10.8 Amended and Restated Loan and Security Agreement, dated as of June 4, 1996 between Foothill Capital Corporation, BWBH, Inc., BWCC, Inc., Millsite 27, Inc. and Silver Hawk Casino, Inc.*

  10.9         Lease Agreement, dated October 25, 1991 by and among Jerry L.
               Brown and Harold Gene Reagin and HP Black Hawk, L.P.*

  10.10        Option to Purchase dated October 28, 1991 by and among Jerry
               L. Brown and Harold Gene Reagin and HP Black Hawk, L.P.*

  10.11 Sublease Agreement by and between Marsh & McLennan, Incorporated and the Company.*

  10.12 Amendment to Sublease Agreement, dated as of January 18, 1996 by and between Marsh & McLennan, Incorporated and the Company.*

  10.13 Guaranty, dated as of January 18, 1996, by BWBH, Inc., BWCC, Inc. and Millsite 27, Inc.*

  10.14 Agreement for Sale of Real Estate, dated October 20, 1995, by and between Millsite 20 Limited Liability Company, Iron City Limited Liability Company and the Company.*

  10.15 First Amendment to Agreement for Sale of Real Estate, dated December 21, 1995 by and between Millsite 20 Limited Liability Company, Iron City Limited Liability Company and the Company.*

  10.16 Letter dated February 28, 1996 from the United States Environmental Protection Agency.*

  10.17 Subdivision Agreement dated February 28, 1996 by and among the City of Black Hawk, the Black Hawk/Central City Sanitation District, Millsite 27, Inc. and Millsite 20 Limited Liability Company.*

  10.18 State of Colorado, Department of Revenue, Limited Gaming License issued to Bullwhackers Black Hawk Casino.*

  10.19 State of Colorado, Department of Revenue, Alcoholic Beverage License issued to BWBH, Inc.*

  10.20 City of Black Hawk, Retail Liquor License with Extended Hours issued to BWBH, Inc.*

  10.21 State of Colorado, Department of Revenue, Limited Gaming License issued to Bullwhackers Central City Casino.*

  10.22 State of Colorado, Department of Revenue, Alcoholic Beverage License issued to BWCC, Inc.*

  10.23        City of Central City, Retail Liquor License issued to BWCC,
               Inc.*

  10.24        City of Central City, Extended Hours License issued to BWCC,
               Inc.*

  10.25        Colorado Gaming & Entertainment Co. Management Stock Incentive
               Plan.*

  10.26        Colorado Gaming & Entertainment Co. Management Cash Bonus
               Plan.*

  10.27 Form of Consulting Agreement between the Company and Christopher B. Hemmeter.*

  10.28        Form of Consulting Agreement between the Company and Mark M.
               Hemmeter.*

  10.29        Employment Agreement between the Company and Stephen J.
               Szapor, Jr.*

  10.30        Employment Agreement between the Company and Alan L. Mayer.*

  10.31        Employment Agreement between the Company and Richard Rabin.*

  21.1         List of Subsidiaries.*

  23.1         Consent of Arthur Andersen LLP.

  99.1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended of Fleet National Bank, as Trustee under the Indenture.*

     * Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form 10 (File No. 0 - 28068).