Form 10-Q
period 1997-03-31
COLORADO GAMING & ENTERTAINMENT CO
filed 1997-05-13
CIK 918390

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                    -------------
                                      FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 1997

    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________.

Commission file number 0-28068

                         COLORADO GAMING & ENTERTAINMENT CO.
                (Exact name of registrant as specified in its charter)

DELAWARE                                                             84-1242693
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              12596 WEST BAYAUD AVE, SUITE 450, LAKEWOOD, COLORADO 80228
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (303) 716-5600
                 (Registrant's telephone number, including area code)

---------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since
 Last Report)

    Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check X mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X    No
    ---      ---

    Number of shares of common stock outstanding at May 13, 1997:  5,138,888

                     Colorado Gaming & Entertainment Co.
                                  Form 10-Q
                                    Index

                                                                      Page
                                                                      ----
Part 1   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - as of March 31, 1997 and         1
                   December 31, 1996.

         Consolidated Statements of Operations - for the                2
                   three months ended March 31, 1997 and 1996.

         Consolidated Statements of Cash Flows - for the                3
                   three months ended March 31, 1997 and 1996.

         Notes to Consolidated Financial Statements                   4-7

Item 2.  Management's Discussion and Analysis                        8-11

PART II  OTHER INFORMATION                                          11-12

SIGNATURES                                                             13

                     Colorado Gaming & Entertainment Co.
                         Consolidated Balance Sheets
                    (In thousands, except shares amounts)

                                                      March 31,    December 31,
                                                        1997           1996
                                                     -----------   ------------
                                                     (unaudited)
                  ASSETS
                  ------
Cash                                                   $ 6,152       $ 5,758
Accounts receivable, net                                   240           217
Inventories                                                 98           106
Prepaid expenses                                           764           406
                                                       -------       -------
    Total current assets                                 7,254         6,487

Property, equipment and leasehold improvements, net     41,331        41,322

Excess reorganization value, net                        18,000        18,256

Other assets, net                                          825           983
                                                       -------       -------
    Total assets                                       $67,410       $67,048
                                                       -------       -------
                                                       -------       -------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current portion of notes payable and credit facility     1,765         1,959
Accounts payable                                         1,182           804
Accrued interest                                         2,142           542
Accrued expenses                                         3,582         3,483
                                                       -------       -------
    Total current liabilities                            8,671         6,788
                                                       -------       -------
Senior secured notes payable (Note 2)                   52,883        52,883
Other notes payable and credit facility, net of
 current portion (Note 2)                                1,213         2,508
                                                       -------       -------
    Total non-current liabilities                       54,096        55,391
                                                       -------       -------
    Total liabilities                                   62,767        62,179
                                                       -------       -------
Common stock, $.01 par value, 20 million shares
  authorized, 5,138,888 issued and outstanding              51            51
Additional paid-in capital (Note 3)                      4,746         4,626
Retained earnings (deficit)                               (154)          192
                                                       -------       -------
    Total stockholders' equity                           4,643         4,869
                                                       -------       -------
    Total liabilities and stockholders' equity         $67,410       $67,048
                                                       -------       -------
                                                       -------       -------

The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                     Colorado Gaming & Entertainment Co.
                    Consolidated Statements of Operations
                    (In thousands, except per data share)

                                           Three Months     Three Months
                                              Ended            Ended
                                        March 31, 1997(a)  March 31, 1996
                                        -----------------  --------------
                                           (Unaudited)       (Unaudited)
Revenue:
    Casino                                  $12,455           $10,549
    Food and beverage                           834               720
    Other                                        63                19
                                            -------           -------
      Gross revenue                          13,352            11,288
    Less:  promotional allowances              (379)             (266)
                                            -------           -------
      Net revenue                            12,973            11,022

Operating Expenses:
    Casino                                    3,563             3,168
    Gaming taxes                              2,267             2,002
    Food and beverage                           852               735
    General and administrative:
      Casino                                    746               726
      Corporate                                 751               512
    Marketing                                 1,725             1,159
    Depreciation and amortization             1,577             1,095
    Reorganization items                         --             1,068
    Loss on disposition of assets               124               133
                                            -------           -------
      Total operating expenses               11,605            10,598

Income from operations                        1,368               424

Interest expense                             (1,742)             (120)
Interest income                                  28                24
                                            -------           -------
Income (loss) before income tax provision      (346)              328

Income tax provision (Note 4)                    --                --
                                            -------           -------
Net income (loss)                           $  (346)          $   328
                                            -------           -------
                                            -------           -------
Net income per common share (b)             $ (0.07)              N/A
                                            -------           -------
                                            -------           -------

(a) Due to the Reorganization and implementation of fresh-start accounting pursuant to SOP 90-7, financial statements for the Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Consolidated Financial Statements for additional information.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented because, due to the Reorganization and implementation of fresh-start accounting, they are not comparable to previous periods.

    The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                         Colorado Gaming & Entertainment Co.
                               Consolidated Cash Flows
                                    (in thousands)

                                                    Three Months     Three Months
                                                       Ended            Ended
                                                 March 31, 1997(a)  March 31, 1996
                                                 -----------------  --------------
                                                    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $  (346)           $  328

     Adjustment to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation and amortization                     1,577             1,095
     Noncash compensation expense                        120                --
     Loss on disposition of assets                       124               133
     Change in working capital and other               1,827             1,319
                                                     -------            ------
       Net cash provided by operating activities       3,302             2,875
                                                     -------            ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Expenditures for capital improvements            (1,461)             (407)
     Net change in restricted funds                       42                --
                                                     -------            ------
       Net cash used in investing activities          (1,419)             (407)
                                                     -------            ------
CASH FLOWS USED IN FINANCING ACTIVITIES:
     Repayments of other notes payable and
      capital leases                                  (1,489)               --
                                                     -------            ------
       Net cash used in financing activities          (1,489)               --
                                                     -------            ------

INCREASE IN CASH                                         394             2,468

CASH, at beginning of period                           5,758             3,623
                                                     -------            ------

CASH, at end of period                               $ 6,152            $6,091
                                                     -------            ------
                                                     -------            ------



(a) Due to the Reorganization and implementation of fresh start accounting pursuant to SOP 90-7, financial statements for the Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Consolidated Financial Statements for additional information.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         COLORADO GAMING & ENTERTAINMENT CO.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company"), formerly known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" for the period prior to June 7, 1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc. own and operate limited stakes gaming facilities in Colorado, individually known as Bullwhackers Black Hawk, Bullwhackers Central City, and the Silver Hawk Saloon & Casino, respectively. Millsite 27, Inc., also a wholly-owned subsidiary of CG&E, owns a surface parking facility, used for the benefit of Bullwhackers Black Hawk and the Silver Hawk Casino. On June 7, 1996 (the "Effective Date"), CG&E and three of its subsidiaries emerged from bankruptcy (the bankruptcy proceeding is referred to as the "Reorganization").

FRESH START REPORTING

     In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt "fresh-start" accounting on the Effective Date. The adjustments to reflect the consummation of the Reorganization (including the gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values have been reflected in the consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to June 7, 1996, which have not been prepared on a comparable basis.

     The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report in the Form 10-K for the year ended December 31, 1996.

     Certain prior period amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on the Company's net income.

(2)  NOTES PAYABLE

     SENIOR SECURED NOTES

     The Senior Secured Notes (the "Notes") have an outstanding principal amount of $52.9 million as of March 31, 1997. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually. On June 1, 1997, at the option of the Company, interest on the Notes (but not on any previously issued additional Notes issued in payment of interest) may be payable either in cash or through the issuance of additional Notes. The Company has elected to pay the June 1, 1997 interest payment in cash. Thereafter, the Company will be required to pay all interest on the Notes in cash.

     CREDIT FACILITY

     On the Effective Date, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub facilities, including a $3.5 million revolving line of credit, a $5 million equipment facility and a $5 million parking garage construction facility. Generally, borrowings under the Credit Facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%. The different facilities have varying terms ranging from three to five years from when the funds are borrowed, but in no event past June 7, 2001. On March 28, 1997, the Company repaid an unscheduled principal payment of $1.0 million under the equipment financing line, in addition to the $327,000 scheduled principle payments for the first quarter of 1997. Accordingly, as of March 31, 1997, the Company had an outstanding balance of approximately $1.1 million on the Credit Facility under the equipment facility line.

     OTHER NOTES

     The Company has two outstanding unsecured promissory notes payable to Capital Associates International, Inc. ("CAI") in the remaining principal amounts of $1.2 million and $670,000, both accruing interest at the rate of 9% per annum. The first note is due in ten equal quarterly installments which commenced in September of 1996. The Company made a required principal payment of $153,000 on March 7, 1997. After certain credited prepayments from the sale of assets in the Grand Palais Riverboat, Inc. reorganization, the second note is payable in four quarterly installments of principal and interest, which commences in September 2000.

(3)  EQUITY

     The Management Stock Incentive and Non-Employee Director Stock Plan provides for shares to be issued to certain management individuals and non-employee directors annually, over the next three years based on the Company meeting certain performance criteria. The Company records the compensation expense for these grants in corporate general and administrative expense in the accompanying consolidated income statement. Once granted, the shares are fully vested. It is anticipated that the first grant of 124,610 shares will vest on June 7, 1997. The Company recorded $120,000 of compensation expense in the first quarter of 1997 related to the anticipated grants to be made on June 7, 1997.

(4)  TAXES

     For the three months ended March 31, 1997, the Company recorded no income tax provision due to its loss position. The Company did record, however, depreciation charges totaling approximately $256,000, related to the amortization of excess reorganization value, which is not deductible for tax purposes. Should the Company record book income in the future, it is likely that the Company's effective tax rate may be higher than the statutory tax rate. However, the Company recorded no tax asset in the first quarter of 1997 due to its history of losses and uncertainty of achieving profitability in the future.

     The net deferred tax asset as of March 31, 1997 and December 31, 1996 is comprised of the following (in thousands).

                                                       1997           1996
                                                   -----------    -----------
                                                   (Unaudited)
Current:
    Accrued vacation & gaming liabilities          $       421     $      458

Non-Current:
    Difference in asset basis                              616            458
    Recognition of legal settlement                        683            740
    Impairment of assets                                 3,458          3,860
    Net operating loss carryforwards                     2,716          2,343
                                                   -----------     ----------

Net Deferred tax assets                                  7,894          7,859
Valuation allowance                                     (7,894)        (7,859)
                                                   -----------     ----------
                                                   $        --     $       --
                                                   -----------     ----------
                                                   -----------     ----------


     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has NOL's totaling approximately $7.2 million, which expire beginning in 2008. Pursuant to the Reorganization, the old shares of common stock were canceled and newly authorized common stock was issued to the Company's senior secured creditors, effecting an ownership change as defined in section 382 of the Internal Revenue Code. The effect of this ownership change limits the utilization of NOL's generated prior to the Effective Date to approximately $520,000 annually. NOL's generated subsequently to the Effective Date will be unlimited.

(5)  COMMITMENT AND CONTINGENCIES

     The Company is currently in the process of expanding its parking lot, which is expected to provide capacity for approximately an additional 120 cars. The construction activity primarily consists of additional excavation from the Company's current parking lot to the Company's property line. Management believes that these activities have caused disruption in the first quarter to the Company's existing parking lot, limiting the current parking capacity and consequently have negatively effected the revenues and operating results. The total cost of the project is approximately $1.3 million, of which $285,000 had been paid as of March 31, 1997. As of May 13, 1997, the Company has paid $700,000 in total towards the parking expansion. The parking expansion is anticipated to be completed by the end of May 1997. The Company has also elected to construct a new valet facility to increase customer convenience and to enhance access to the Kids Quest child care facility. The valet facility is expected to cost approximately $300,000, of which $45,000 has been paid as of March 31, 1997. The Company intends to fund the remaining balances due on these projects with available cash from operations or by borrowing the funds from the revolving portion of the Credit Facility.

     In July 1996, the Company entered into an agreement with New Horizons Kids Quest III, Inc. ("Kids Quest") which provides that Kids Quest will operate a day care facility adjacent to Bullwhackers Black Hawk. The day care facility intends to meet or exceed all relevant license standards. The Company will receive a percentage rent from Kids Quest for the use of the facility which is being constructed by the Company. Rent will consist of 10% of the first $500,000 in revenue and 15% thereafter from the Kids Quest operation. It is currently anticipated that the day care facility will be operated for the exclusive use of the patrons of Bullwhacker Black Hawk, Bullwhacker Central City and the Silver Hawk Casino. The Company is in the process of constructing the day care facility for use by Kids Quest at an estimated cost of approximately $1.5 million. As of March 31, 1997, the Company has paid $350,000 towards this project. As of May 13, 1997, the Company has paid $561,000 of the total cost of the project. The opening of the day care facility is currently scheduled to precede the July 4th holiday festivities. The Company expects to fund this project through available working capital or by borrowing the funds from the revolving portion of the Credit Facility.

(6)  SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1997 and 1996 excluding any reorganization and disposition of assets charges are shown as follows (in thousands):

                                        Three Months Ended
                                              March 31,
                                      1997           1996
                                   ---------      ---------
Net revenues                       $  12,973      $  11,022
Casino expenses                        9,153          7,790
                                   ---------      ---------
Casino operating profit                3,820          3,232
Corporate expenses                       751            512
                                   ---------      ---------
EBITDA                             $   3,069      $   2,720
                                   ---------      ---------
                                   ---------      ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The discussion below and under Item 5 of Part II of this Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties, and other factors which may cause the Company's actual performance to be materially different from the projections expressed or implied by such statements. Such factors include, among others, increased competition, economic conditions in the greater Denver metropolitan area, changes in gaming or liquor regulation or tax rates, inclement weather, success of the Company's marketing initiatives and the number of visitors to Black Hawk and Central City. Accordingly, the Company's operating results may fluctuate from quarter to quarter and the results for any quarter may not be indicative of results for future quarters.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

    The Company's net revenue increased 18%, to $13.0 million for the first quarter of 1997, from $11.0 million for the first quarter of 1996. The increase in revenue is primarily due to the addition of the Silver Hawk Casino, which was not operating in the 1996 period and generated $1.7 million in revenues in the 1997 period. In addition, continued overall growth in the Black Hawk market contributed to the increased revenues at Bullwhackers Black Hawk. Bullwhackers Central City posted a revenue increase of 1%.

    Bullwhackers Black Hawk produced a 3% increase in revenues for the quarter compared to the first quarter of 1996. However, the Company's revenues in Black Hawk were negatively affected by the business disruption as a result of the construction activities for the Kids Quest facility and the expanded parking lot, which commenced in late January.

    Expenses directly related to casino operations, including casino expense, gaming taxes and food and beverage expense increased 14% to $6.7 million for the first quarter of 1997, as compared to $5.9 million for the first quarter of 1996. The increase is primarily due to the costs incurred in the addition of the Silver Hawk Casino operations of approximately $500,000 and increased business levels at Bullwhackers Black Hawk and Central City.

    Marketing expense increased 42% to $1.7 million for the first quarter of 1997, as compared to $1.2 million for the first quarter of 1996. The increase is primarily due to the implementation of an additional customer busing program and certain cash back promotions in an effort to sustain business levels at Bullwhackers Central City as well as additional costs associated with the Silver Hawk Casino operations.

    Casino general and administrative expense increased 3% to $746,000 in the first quarter of 1997, as compared to $726,000 for the first quarter of 1996. The increase primarily relates to costs associated with the addition of the Silver Hawk Casino operations.

    Corporate expenses increased 47% to $751,000 for the first quarter of 1997, as compared to $512,000 for the first quarter of 1996. The increase primarily relates to a charge of approximately $186,000 (including a $120,000 non-cash charge) relating to compensation expense for senior management based upon implementation of the Company's Cash Bonus Plan and the Management Incentive and Non-Employee Director Stock Plan. Additionally, the Company incurred certain costs associated with the relocation of its corporate offices, certain severance costs and expenses related to the proposed ventures in Oregon and Canada.

    Depreciation and amortization expense increased 45% to $1.6 million for the first quarter of 1997, as compared to $1.1 million for the first quarter of 1996. The increased depreciation and amortization charges are due to the increased basis of the Company's assets due to the adoption of "fresh-start" accounting, primarily the amortization of excess reorganization value, and depreciation charges related to the newly acquired and operating Silver Hawk Casino.

    Income from operations increased 230% to $1.4 million for the first quarter of 1997, as compared to a $424,000 in the first quarter of 1996. The increase in operating income is primarily attributable to approximately $500,000 in operating income from the Silver Hawk Casino in 1997, and the inclusion of $1.0 million of reorganization items incurred in the first quarter of 1996, offset to the same extent by the increase of depreciation and amortization expense in 1997 as noted above.

    Interest expense was $1.7 million for the first quarter of 1997, as compared to $120,000 for the first quarter of 1996. The increase in interest expense is due to the fact that no interest was being charged on the Company's pre petition indebtedness while the Company was in bankruptcy. The Company was in bankruptcy for the entire first quarter of 1996.

INCOME TAX CONSIDERATIONS

    For the three months ended March 31, 1997, the Company recorded no income tax provision due to its loss position. The Company did record, however, depreciation charges totaling approximately $256,000, related to the amortization of excess reorganization value, which are not deductible for tax purposes. Should the Company record book income in the future, it is likely that the Company's effective tax rate may be higher than the statutory tax rate. However, the Company recorded no tax asset in the first quarter of 1997 due to its history of losses and uncertainty of achieving profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

    The Company's Credit Facility provides for loans up to $12.5 million in the form of several different sub facilities. Generally, borrowings under the Credit Facility are subject to a 1% financing fee and accrue interest at prime plus 2.375%. The different facilities have varying terms ranging from three to five years from when the funds are borrowed, but in no event past June 7, 2001. On March 28, 1997, the Company repaid an additional $1.0 million under the equipment financing line, in addition to the $327,000 scheduled principle payments for the first quarter of 1997. Accordingly, as of March 31, 1997, the Company had an outstanding balance of approximately $1.1 million on the Credit Facility under the equipment facility portion.


    The Notes have an outstanding principal amount of $52.9 million as of March 31, 1997. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually. On June 1, 1997, at the option of the Company, interest on the Notes (but not on any previously issued additional Notes issued in payment of interest) may be payable either in cash or through the issuance of additional Notes. The Company has elected to pay the June 1, 1997, interest payment in cash. Thereafter, the Company will be required to pay all interest on the Notes in cash.

EXPANSION AND CONSTRUCTION

    The Company is currently in the process of expanding its parking lot, which is expected to provide capacity for approximately an additional 120 cars. The construction activity primarily consists of additional excavation from the Company's current parking lot to the Company's property line. Management believes that these activities have caused disruption in the first quarter to the Company's existing parking lot, limiting the current parking capacity and consequently have negatively effected the revenues and operating results. The total cost of the project is approximately $1.3 million, of which

$285,000 had been paid as of March 31, 1997. As of May 13, 1997, the Company has paid $700,000 in total towards the parking expansion. The parking expansion is anticipated to be completed by the end of May 1997. The Company has also elected to construct a new valet facility to increase customer convenience and to enhance access to the Kids Quest child care facility. The valet facility is expected to cost approximately $300,000, of which $45,000 has been paid as of March 31, 1997. The Company intends to fund the remaining balances due on the these projects with available cash from operations or by borrowing the funds from the revolving portion of the Credit Facility.

    In July 1996, the Company entered into an agreement with New Horizons Kids Quest III, Inc. ("Kids Quest") which provides that Kids Quest will operate a day care facility adjacent to Bullwhackers Black Hawk. The day care facility intends to meet or exceed all relevant license standards. The Company will receive a percentage rent from Kids Quest for the use of the facility which is being constructed by the Company. Rent will consist of 10% of the first $500,000 in revenue and 15% thereafter from the Kids Quest operation. It is currently anticipated that the day care facility will be operated for the exclusive use of the patrons of Bullwhackers Black Hawk, Bullwhackers Central City and the Silver Hawk Casino. The Company is in the process of constructing the day care facility for use by Kids Quest at an estimated cost of approximately $1.5 million. As of March 31, 1997, the Company has paid $350,000 towards this project. As of May 13, 1997, the Company has paid $561,000 of the total cost of the project. The opening of the day care facility is currently scheduled to precede the July 4th holiday festivities. The Company expects to fund this project through available working capital or the revolving portion of the Credit Facility.

    The Company responded to a Request for Proposal ("RFP") issued by the government of Ontario, Canada, to develop and operate charity gaming clubs in Ontario. In responding to the RFP, the Company entered into a venture known as Diamond Gaming of Ontario ("Diamond Gaming") with a subsidiary of the Company (45% owner of Diamond Gaming), a subsidiary of Ogden Corporation (45% owner) and Diamond Gaming Services, Inc. (10% owner) to apply for several locations. The government issued a tentative timetable that applicants will be short-listed in July and selected in August. In addition to being selected by the Ontario government, the proposed venture is subject to a number of contingencies including completion of required financing, completion of definitive documentation and obtaining approval of certain of the Company's lenders. If Diamond Gaming is selected to develop and operate several charitable gaming clubs, Diamond Gaming intends to finance the project with 30% equity and 70% non-recourse debt. As to the equity, the Company's share is currently anticipated to be approximately $2.5 million, which it intends to fund from cash flow from operations or borrowing from the revolving portion of the Credit Facility. The ability of the Company to make its equity contribution is subject to receiving a consent from its bondholders with regards to restricted investments.

NEGATIVE WORKING CAPITAL

    As of both March 31, 1997 and December 31, 1996, the Company's current liabilities exceeded its current assets, resulting in negative working capital. Since the Company emerged from bankruptcy on June 7, 1996, the Company has used cash generated from operations to pay down debt under the Credit Facility ahead of schedule and to pay construction costs on the parking expansion and Kids Quest. Management believes this strategy maximizes the return on its excess cash. Additionally, should the Company have additional working capital needs, it is able to borrow under the $3.5 million revolving portion of the Credit Facility, on which no funds are currently outstanding.

    The Company believes that its Credit Facility and its operating cash flows will provide sufficient liquidity and capital resources for the Company's operations. However, there is no assurance the Company's estimate of its need for liquidity and capital resources is accurate or that new business developments or other unforeseen events will not occur which will increase those needs. Although no additional financing are contemplated at this time, the Company may seek additional debt or equity financing if necessary. There can be no assurance that additional financing will be available, or if available, will be on terms favorable to the Company. Additionally, debt or equity financing may require consent from the bondholders and the lender of the Credit Facility.


                             PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

    There are no legal proceedings pending against the Company which, if determined adversely, would have a material adverse effect on the Company's consolidated results of operation.

ITEM  5. OTHER INFORMATION

    A. COMPETITION. Various published reports detailing additional gaming projects have been announced for the town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first major intersection off State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. In contrast, Bullwhackers Black Hawk and the Silver Hawk Casino are located at the northern end of Black Hawk at the second major intersection off State Highway 119. In addition, the Colorado Department of Transportation has begun construction on a third major intersection off State Highway 119 between the two current intersections. This additional intersection will, when completed, provide the casinos south of Bullwhackers Black Hawk and the Silver Hawk Casino with another opportunity to capture visitors to Black Hawk from the Denver metropolitan area, thereby potentially reducing traffic flow and customer visits to Bullwhackers Black Hawk and Silver Hawk.

    One of the major projects currently under construction in Black Hawk is a joint venture between Black Hawk Gaming & Development Co., 50% owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment, for a new 35,000 square foot casino, with 52 hotel rooms, 250 parking spaces and approximately 750-1,000 slot machines. It is currently anticipated that this project will be open by the summer of 1998. In Central City, Harvey's Wagon Wheel, currently the largest casino in Central City, is constructing a parking garage, which is anticipated to open during the summer of 1997. The new capacity currently being developed may dilute existing operators win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse effect on the Company's results of operations.

    In addition, a number of other casino projects have been announced and are in various planning stages, including a significant project announced by Caesar's World, and a recently announced project between Rivera Holdings, Inc. and Eagle Gaming to construct the largest facility in Black Hawk. Additionally, Bullseye Gaming currently expects to commence construction in the summer of 1997 of the Black Hawk Brewery, which will offer 500 slot machines and 10 table games when open. While it is difficult to assess each of the announced projects other than those under construction noted above, and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the new competitive projects may be completed and open to the public by mid-1999. In addition, as the town of Black Hawk has expanded, both in terms of gaming device capacity and market share, the Central City market has contracted. Therefore, should several of the announced competitive projects open, the increased competition may adversely affect the Company's operations in both Black Hawk and, to a greater extent in Central City, and accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position.

    B. CHARITABLE GAMING CLUBS. The Company responded to a Request for Proposal ("RFP") issued by the government of Ontario, Canada, to develop and operate charity gaming clubs in Ontario. In responding to the RFP, the Company entered into a venture known as Diamond Gaming of Ontario ("Diamond Gaming") with a subsidiary of the Company (45% owner of Diamond Gaming), a subsidiary of Ogden Corporation (45% owner) and Diamond Gaming Services, Inc. (10% owner) to apply for several locations. The government issued a tentative timetable that applicants will be short-listed in July and selected in August. In addition to being selected by the Ontario government, the proposed venture is subject to a number of contingencies including completion of required financing, completion of definitive documentation and obtaining approval of certain of the Company's lenders. If Diamond Gaming is selected to develop and operate several charitable gaming clubs, Diamond Gaming intends to finance the project with 30% equity and 70% non-recourse debt. As to the equity, the Company's share is currently anticipated to be approximately $2.5 million, which it intends to fund from cash flow from operations or borrowing from the revolving portion of the Credit Facility. The ability of the Company to make its equity contribution is subject to receiving a consent from its bondholders on restricted investments.

    C. COLORADO DEPARTMENT OF TRANSPORTATION. The Colorado Department of Transportation ("CDOT") intends to complete significant improvements to State Highway 119, currently the only access route to the casinos, over the course of the next 6-12 months. While such improvements will be desirable, significant construction disruption may occur which could substantially reduce the amount of traffic on State Highway 119. Any significant construction disruption to State Highway 119 could have a material adverse impact on results of operations. In addition, CDOT intends to construct significant improvements at the intersection of State Highway 119 and 279, the intersection from which cars enter directly into the Company's parking lot. Any significant construction disruption at such intersection may have a material adverse impact on the results of operations.

    D. VIDEO LOTTERY LEGISLATION. The Colorado Legislature recently passed House Bill 1351, which bill would authorize at a minimum of 500 video lottery terminals at the six horse and dog tracks located in Colorado, as well as at the existing casinos. Unless the Governor of Colorado vetoes such legislation, the bill will become law and will add a significant amount of gaming device capacity in the Denver metropolitan area. Any such additional capacity may have a material adverse impact on the results of operations.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
              Exhibit 27 Financial Data Schedule

     (b)  Reports on Form 8-K.
              None

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Gaming & Entertainment Co. has duly caused this report to be signed by the undersigned thereunto duly authorized.



                              COLORADO GAMING & ENTERTAINMENT CO.



                                  /s/  Stephen J. Szapor, Jr.
                                  ---------------------------------------------
                                  Stephen J. Szapor, Jr.
                                  President and Chief Executive Officer
                                  Date:  May 13, 1997



                                  /s/  Robert J. Stephens
                                  ---------------------------------------------
                                  Robert Stephens
                                  Vice President of Finance & Treasurer
                                  (Principal Financial Officer)
                                  Date:  May 13, 1997