Form 10-Q
period 1997-06-30
COLORADO GAMING & ENTERTAINMENT CO
filed 1997-08-07
CIK 918390

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  -------------
                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 1997

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

   ONE NORWEST CENTER, 1700 LINCOLN STREET, 49TH FLOOR, DENVER, COLORADO 80203
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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
Yes  X   No
    ---     ---

  Number of shares of common stock outstanding at August 13, 1997:  5,236,091

                        Colorado Gaming & Entertainment Co.
                                    Form 10-Q
                                      Index


                                                                                    Page
                                                                                    ----
Part I   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - as of June 30, 1997 and                        1
              December 31, 1996.

         Consolidated Statements of Operations - for the three and six months         2
              ended June 30, 1997, for the period June 7 through June 30,
              1996, April 1 through June 6, 1996 and January 1 through
              June 6, 1996.

         Consolidated Statements of Cash Flows - for the six months ended             3
              June 30, 1997, for the period June 7 through June 30, 1996 and January 1 through June 6, 1996.

         Notes to Consolidated Financial Statements                                  4-7

Item 2. Management's Discussion and Analysis                                         8-11


PART II OTHER INFORMATION                                                           12-13


SIGNATURES                                                                           14

                       Colorado Gaming & Entertainment Co.
                           Consolidated Balance Sheets
                       (In thousands, except share amounts)

                                                               June 30, 1997  December 31, 1996
                                                               -------------  -----------------
                                                                (unaudited)
ASSETS
Cash                                                               $ 4,919         $ 5,758
Accounts receivable, net                                               193             217
Inventories                                                            100             106
Prepaid expenses                                                       601             406
                                                                   -------         -------
     Total current assets                                            5,813           6,487

Property, equipment and leasehold improvements, net                 42,226          41,322

Excess reorganization value, net                                    17,598          18,256

Other assets, net                                                      673             983
                                                                   -------         -------
     Total assets                                                  $66,310         $67,048
                                                                   -------         -------
                                                                   -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable and credit facility                 1,436           1,959
Accounts payable                                                       563             804
Accrued interest                                                       569             542
Accrued expenses                                                     4,128           3,483
                                                                   -------         -------
     Total current liabilities                                       6,696           6,788
                                                                   -------         -------
Senior secured notes payable                                        52,883          52,883
Other notes payable and credit facility, net of current portion      2,053           2,508
                                                                   -------         -------
     Total non-current liabilities                                  54,936          55,391
                                                                   -------         -------
     Total liabilities                                              61,632          62,179
                                                                   -------         -------

Common stock, $.01 par value, 20 million shares
   authorized, 5,236,091 and 5,138,888 issued and
   outstanding, respectively                                            52              51
Additional paid-in capital                                           4,706           4,626
Retained earnings (deficit)                                            (80)            192
                                                                   -------         -------
     Total stockholders' equity                                      4,678           4,869
                                                                   -------         -------
     Total liabilities and stockholders' equity                    $66,310         $67,048
                                                                   -------         -------
                                                                   -------         -------

            The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                                      Colorado Gaming & Entertainment Co.
                                     Consolidated Statements of Operations
                                     (In thousands, except per data share)

                                               Three Months      Six Months         June 7, 1996    April 1, 1996  January 1, 1996
                                                  Ended             Ended              Through          Through       Through
                                             June 30, 1997(a)  June 30, 1997(a)   June 30, 1996(a)   June 6, 1996   June 6, 1996
                                             ----------------  ----------------   ----------------  ------------   ---------------
                                               (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)   (Unaudited)
Revenue:
  Casino                                        $   12,936        $   25,391        $    3,100        $    8,577    $   19,126
  Food and beverage                                    760             1,594               215               568         1,288
  Other                                                 56               119                 7                13            32
                                                ----------        ----------        ----------        ----------    ----------
    Gross revenue                                   13,752            27,104             3,322             9,158        20,446
  Less: promotional allowances                        (360)             (740)              (77)             (199)         (464)
                                                ----------        ----------        ----------        ----------    ----------
    Net revenue                                     13,392            26,364             3,245             8,959        19,982

Operating Expenses:
  Casino                                             3,476             7,039               591             2,376         5,544
  Gaming taxes                                       2,712             4,980               760             1,612         3,614
  Food and beverage                                    777             1,629               200               565         1,299
  General and administrative:
    Casino                                             698             1,444               194               523         1,249
    Corporate                                          662             1,413               147               387           902
  Marketing                                          1,757             3,482               435             1,190         2,349
  Depreciation and amortization                      1,482             3,059               396               787         1,882
  Pre-opening                                           --                --               341                47            47
  Reorganization items                                  --                --                --             1,222         2,290
  (Gain) Loss on disposition of assets                 (21)              103                --               112           244
                                                ----------        ----------        ----------        ----------    ----------
    Total operating expenses                        11,543            23,149             3,064             8,821        19,420

Income from operations                               1,849             3,215               181               138           562
  Interest expense                                  (1,657)           (3,399)             (403)             (460)         (579)
  Interest income                                       28                58                11                43            66
                                                ----------        ----------        ----------        ----------    ----------
Income (loss) before income tax provision and
  extraordinary gain                                   220              (126)             (211)             (279)           49
  Income tax provision                                (146)             (146)               --                --            --
                                                ----------        ----------        ----------        ----------    ----------
Net income (loss) before extraordinary gain             74              (272)             (211)             (279)           49

  Extraordinary gain from reorganization                --                --                --           164,358       164,358
                                                ----------        ----------        ----------        ----------    ----------
Net income (loss)                               $       74        $     (272)       $     (211)       $  164,079    $  164,407
                                                ----------        ----------        ----------        ----------    ----------
                                                ----------        ----------        ----------        ----------    ----------
Net income (loss) per common share (b)          $     0.01        $    (0.05)       $    (0.04)              N/A           N/A
                                                ----------        ----------        ----------        ----------    ----------
                                                ----------        ----------        ----------        ----------    ----------

(a) Due to the Reorganization and implementation of fresh-start accounting pursuant to SOP 90-7, financial statements for the Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Consolidated Financial Statements for additional information.

(b) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company have not been presented because, due to the Reorganization and implementation of fresh-start accounting, they are not comparable.

        The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      Colorado Gaming & Entertainment Co.
                           Consolidated Cash Flows
                                (In thousands)

                                                     Six Months         June 7, 1996       January 1, 1996
                                                       Ended               Through             Through
                                                  June 30, 1997 (a)   June 30, 1996 (a)     June 6, 1996
                                                  -----------------   -----------------    ---------------
                                                     (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $  (272)            $  (211)            $ 164,407

 Adjustment to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization                          3,059                 396                 1,882
 Deferred income tax expense                              146                  --                    --
 Noncash compensation expense                              81                  --
 Extraordinary gain from reorganization                    --                  --              (164,358)
 Loss on disposition of assets                            103                  --                   244
 Change in working capital and other                      432               2,009                 3,142
                                                      --------            --------            ----------
  Net cash provided by operating activities             3,549               2,194                 5,317

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Expenditures for capital improvements                 (3,568)             (2,090)               (3,885)
 Net change in restricted funds                           157                  (2)                 (507)
                                                      --------            --------            ----------
  Net cash used in investing activities                (3,411)             (2,092)               (4,392)

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Proceeds from credit facility                          1,000                  --                 5,824
 Repayments of other notes payable, capital leases
  and credit facility                                  (1,977)             (1,801)               (3,304)
                                                      --------            --------            ----------
  Net cash (used in) provided by financing activities    (977)             (1,801)                2,520

(DECREASE) INCREASE IN CASH                              (839)             (1,699)                3,445

CASH, at beginning of period                            5,758               7,068                 3,623
                                                      --------            --------            ----------

CASH, at end of period                                $ 4,919             $ 5,369             $   7,068
                                                      --------            --------            ----------
                                                      --------            --------            ----------

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

                     COLORADO GAMING & ENTERTAINMENT CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company"), formerly known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" for the period prior to June 7, 1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc., own and operate limited stakes gaming facilities in Colorado, individually known as Bullwhackers Black Hawk, Bullwhackers Central City, and the Silver Hawk Saloon & Casino, respectively. Millsite 27, Inc., also a wholly-owned subsidiary of CG&E, owns a surface parking facility, used for the benefit of Bullwhackers Black Hawk and the Silver Hawk Casino. On June 7, 1996 (the "Effective Date"), CG&E and three of its subsidiaries emerged from bankruptcy (the bankruptcy proceeding is referred to as the "Reorganization").

FRESH-START REPORTING

     In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt "fresh-start" accounting on the Effective Date. The adjustments to reflect the consummation of the Reorganization (including the extraordinary gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values have been reflected in the consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to June 7, 1996, which have not been prepared on a comparable basis.

INTERIM REPORTING

     The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report in the Form 10-K for the year ended December 31, 1996.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on the Company's net income.

(2)  PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS

     On May 23, 1997 the Company completed the process of expanding its parking lot, which provides capacity for approximately an additional 125 cars. In total, the expanded parking lot accommodates approximately 500 cars. The construction activity primarily consisted of additional excavation from the Company's previous parking lot to the Company's property line. The total cost of the excavation project was approximately $1.6 million. The Company also constructed a new valet facility to increase customer convenience and to enhance access to the Kids Quest child care facility. The valet facility cost approximately $250,000.

     Pursuant to an agreement with Kids Quest, the Company also completed construction of a facility for use by Kids Quest at an estimated cost of approximately $1.4 million. As of June 30, 1997, the Company has paid $1.1 million of the total cost of this project. As of August 7, 1997, the Company has paid substantially all of the total cost of the project. Kids Quest opened for business on June 24, 1997.

(3)  NOTES PAYABLE

     SENIOR SECURED NOTES

     The Senior Secured Notes (the "Notes") have an outstanding principal amount of $52.9 million as of June 30, 1997. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually. On June 1, 1997, the Company paid $3.2 million of interest on the Notes in cash.

     CREDIT FACILITY

     On the Effective Date, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit, a $5 million equipment facility and a $5 million construction facility. All draws on the construction portion of the facility must be made before September 30, 1997. The Company has no plans to utilize the available proceeds under this portion of the facility and, accordingly, such portion will expire on September 30, 1997. Under terms of the Credit Facility borrowings accrue interest at prime plus 2.375% and the Company is charged a 0.5% unused line fee and certain service fee charges. The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but in no event beyond June 7, 2001. On May 19, 1997, the Company borrowed an additional $1.0 million under the revolving line of credit for construction costs on the parking lot expansion project referred in Note 2 above. In addition, the Company made $391,000 of scheduled principal and interest payments in the second quarter of 1997. As of June 30, 1997, the Company had an outstanding balance of approximately $800,000 on the equipment facility line and $1.0 million on the revolving line of credit. In July 1997, the Company repaid the outstanding balance of $1.0 million on the revolving line of credit.

     OTHER NOTES

     The Company has two outstanding unsecured promissory notes payable to Capital Associates International, Inc. ("CAI") in the remaining principal amounts of $1.0 million and $670,000, both accruing interest at the rate of 9% per annum. The first note is due in ten equal quarterly installments which commenced in September 1996. The Company made a required principal and interest payment of $183,000 on June 7, 1997. The second note is payable in four quarterly installments of principal and interest, which commences in September 2000.

(4)  EQUITY

     The Management Stock Incentive and Non-Employee Director Stock Plan provides for shares to be issued to certain management personnel and non-employee directors annually, over the next three years based on the Company meeting certain performance criteria for eligible management personnel and automatically in a fixed amount for non-employee directors. For the performance period ended June 7, 1997 such performance criteria were achieved and an aggregate 97,203 shares were granted to the officers and directors. The Company records the compensation expense for these grants in corporate general and administrative expense in the accompanying consolidated statement of operations. In the six months ended June 30, 1997, $81,000 of compensation expense was recognized related to these grants.

(5)  TAXES

     For the six months ended June 30, 1997, the Company recorded a $146,000 deferred income tax provision. While the Company posted a pre-tax loss of $126,000, the Company recognized depreciation charges totaling approximately $511,000, related to the amortization of excess reorganization value, which is not deductible for income tax purposes. Such income tax expense triggered the utilization of certain deferred tax assets available to the Company, and accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheet.

     The net deferred tax asset as of June 30, 1997 and December 31, 1996 is comprised of the following (in thousands):

                                                   June 30,     December 31,
                                                     1997           1996
                                                   -------      ------------
                                                 (Unaudited)
Current:
     Accrued vacation & gaming liabilities         $   280        $   458

Non-Current:
     Difference in asset basis                         716            458
     Recognition of legal settlement                   624            740
     Impairment of assets                            3,458          3,860
     Net operating loss carryforwards                2,635          2,343
                                                   -------        -------
Net deferred tax assets                              7,713          7,859
Valuation allowance                                 (7,713)        (7,859)
                                                   -------        -------
                                                   $   --         $  --
                                                   =======        =======

     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating losses ("NOL's") totaling approximately $7.0 million, which expire beginning in 2008. Utilization of NOL's generated prior to the Effective Date are limited to approximately $520,000 annually. Utilization of any NOL's generated subsequent to the Effective Date will be unlimited.

(6)  SUBSEQUENT EVENT

     On July 18, 1997, the Company entered into a letter of intent to be acquired by a U.S. subsidiary of Ladbroke Group, PLC. Under the proposed terms of the transaction, holders of the Company's common stock will be entitled to receive $6.25 in cash for each share held. The proposed transaction remains subject to a number of conditions, including completion of definitive documentation and due diligence, and receipt of various regulatory approvals, none of which can be assured. Closing is anticipated to occur in the fourth quarter of 1997 or the first quarter of 1998.

(7)  SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

     Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which management believes is a key indicator of the Company's performance, for the three and six months ended June 30, 1997 and 1996 (excluding any reorganization and disposition of assets charges) are as follows (in thousands):

                          Three Months Ended   Six Months Ended
                                June 30,            June 30,
                             1997      1996      1997      1996
                           -------   -------   -------   -------
Net revenues               $13,392   $12,204   $26,364   $23,227
Casino expenses              9,420     8,446    18,574    16,235
                           -------   -------   -------   -------
Casino operating profit      3,972     3,758     7,790     6,992
Pre-opening (Silver Hawk)     --         388      --         388
Corporate expenses             662       534     1,413     1,048
                           -------   -------   -------   -------
EBITDA                     $ 3,310   $ 2,836   $ 6,377   $ 5,556
                           =======   =======   =======   =======

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

     The Company's net revenue increased 10%, to $13.4 million for the second quarter of 1997 from $12.2 million for the second quarter of 1996. The increase in revenue is primarily due to the addition of the Silver Hawk Casino, which was not operating until June 26, 1996 in the prior year period, which generated an additional $1.7 million in revenues in the 1997 period. Continued overall growth in the Black Hawk market contributed to a 1% increase in revenues for the quarter compared to the second quarter of 1996 at Bullwhackers Black Hawk. However, the benefit to the Company's revenues in Black Hawk were negatively affected by the business disruption as a result of the construction activities for parking expansion, which commenced in late January and was completed in late May. An overall decrease in the Central City market combined with competitive pressures resulted in Bullwhackers Central City posting a 13% decrease in revenue compared with the 1996 period.

     Expenses directly related to casino operations, including casino expense, gaming taxes and food and beverage expense increased 15% to $7.0 million for the second quarter of 1997, as compared to $6.1 million for the second quarter of 1996. The increase primarily relates to such expenses incurred by the Silver Hawk Casino operations, which totaled approximately $900,000.

     Marketing expense increased 8% to approximately $1.8 million for the second quarter of 1997, as compared to $1.6 million for the second quarter of 1996. The increase is primarily due to the implementation of certain cash-back promotions at Bullwhackers Central City as well as additional costs associated with initial marketing efforts for the opening of Kids Quest and the expansion of the Company's parking lot in Black Hawk.

     Casino general and administrative expense decreased 3% to $698,000 in the second quarter of 1997, as compared to $717,000 for the second quarter of 1996. The decrease primarily relates to a decrease in insurance costs in 1997. The Company has been able to maintain administrative costs, primarily human resources, accounting, finance and insurance costs, at the same level of the 1996 period even after accounting for the addition of the Silver Hawk Casino.

     Corporate expenses increased 24% to $662,000 for the second quarter of 1997, as compared to $534,000 for the second quarter of 1996. The increase primarily relates to a charge of approximately $65,000 in the 1997 period relating to compensation expense for senior management based upon implementation of the Company's Cash Bonus Plan and the Management Incentive and Non-Employee Director Stock Plan. In addition, the Company incurred $50,000 relating to ta development opportunity in Canada and $60,000 relating to the proposed purchase agreement for the sale of the Company.

     Depreciation and amortization expense increased 25% to $1.5 million for the second quarter of 1997, as compared to $1.2 million for the second quarter of 1996. The increased depreciation and amortization charges are due to the increased basis of the Company's assets due to the adoption of "fresh-start" accounting, primarily the amortization of excess reorganization value, and depreciation charges related to the Silver Hawk Casino. The Company anticipates depreciation and amortization charges to decrease for the remainder of 1997 due to the casinos reaching their five year anniversary.

     Income from operations increased to $1.8 million for the second quarter of 1997, as compared to a $319,000 in the second quarter of 1996. The increase in operating income is primarily attributable to approximately $400,000 of additional operating income from the Silver Hawk Casino in 1997, $388,000 of pre-opening expense in the 1996 period relating to the opening of the Silver Hawk Casino, and $1.2 million in one-time reorganization charges recorded in the 1996 period.

     Interest expense was $1.7 million for the second quarter of 1997, as compared to $863,000 for the second quarter of 1996. The increase in interest expense is due to the fact that no interest was being charged on the Company's pre-petition indebtedness while the Company was in bankruptcy.

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     The Company's net revenue increased 14%, to $26.4 million for the first six months of 1997, from $23.2 million for the first six months of 1996. The increase in revenue is primarily due to the addition of the Silver Hawk Casino, which was not operating for most of the 1996 period and generated $3.2 million of revenues in the 1997 period. Continued overall growth in the Black Hawk market contributed to a 2% increase in revenues for 1997 compared to 1996. However, the benefit to the Company's revenues in Black Hawk were negatively affected by the business disruption as a result of the construction related to the Company's parking expansion, which commenced in late January and was completed in late May. A decrease in the Central City market combined with competitive pressures resulted in Bullwhackers Central City posting a 6% decrease in revenue.

     Expenses directly related to casino operations, including casino expense, gaming taxes and food and beverage expense increased 13% to $13.6 million for the first six months of 1997, as compared to $12.0 million for the first six months of 1996. The increase primarily relates to expenses incurred by the Silver Hawk Casino operations of approximately $1.7 million.

     Marketing expense increased 25% to $3.5 million for the first six months of 1997, as compared to $2.8 million for the first six months of 1996. The increase is primarily due to the implementation of an additional customer busing program and certain cash-back promotions in an effort to sustain business levels at Bullwhackers Central City.

     Casino general and administrative expense remained constant at $1.4 million in 1997 as compared to 1996. The Company has been able to hold administrative costs, primarily human resources, accounting, finance and insurance costs, at the same level as the 1996 period even after accounting for the addition of the Silver Hawk Casino.

     Corporate expenses increased 35% to $1.4 million for the first six months of 1997, as compared to $1.0 million for the first six months of 1996. The increase primarily relates to a charge of approximately $250,000 relating to compensation expense for senior management based upon implementation of the Company's Cash Bonus Plan and the Management Incentive and Non-Employee Director Stock Plan in the 1997 period. In addition, the Company incurred $50,000 relating to a development opportunity in Canada and $60,000 relating to the proposed purchase agreement of the sale of the Company. The Company anticipates corporate charges to decrease for the remainder of 1997.

     Depreciation and amortization expense increased 35% to $3.1 million for the first six months of 1997, as compared to $2.3 million for the first six months of 1996. The increased depreciation and amortization charges are due to the increased basis of the Company's fixed and intangible assets due to the adoption of "fresh-start" accounting, primarily the amortization of excess reorganization value, and depreciation charges related to the Silver Hawk Casino. The Company anticipates depreciation and amortization charges to decrease for the remainder of 1997.

     Income from operations increased to $3.2 million for the first six months of 1997, as compared to $743,000 for the first six months of 1996.
The increase in operating income is primarily attributable to approximately $900,000 of additional operating income from the Silver Hawk Casino in 1997, $388,000 of pre-opening expense relating to the opening of the Silver Hawk Casino and $2.3 million in one-time reorganization charges in the 1996 period.

     Interest expense was $3.4 million for the first six months of 1997, as compared to $982,000 for the first six months of 1996. The increase in interest expense is due to the fact that no interest was being charged on the Company's pre-petition indebtedness while the Company was in bankruptcy. The Company was in bankruptcy through June 6, 1996 of the prior period.

INCOME TAX CONSIDERATIONS

     For the six months ended June 30, 1997, the Company recorded a $146,000 deferred income tax provision. While the Company posted a pre-tax loss of $126,000, the Company recognized depreciation charges totaling approximately $511,000, related to the amortization of excess reorganization value, which is not deductible for income tax purposes. Such income tax expense triggered the utilization of certain deferred tax assets available to the Company, and accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     On the Effective Date, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit, a $5 million equipment facility and a $5 million construction facility. All draws on the construction portion of the facility must be made before September 30, 1997. The Company has no plans to utilize the available proceeds under this portion of the facility and, accordingly, such portion will expire on September 30, 1997. Under terms of the Credit Facility borrowings accrue interest at prime plus 2.375% and the Company is charged a 0.5% unused line fee and certain service fee charges. The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but in no event beyond June 7, 2001. On May 19, 1997, the Company borrowed an additional $1.0 million under the revolving line of credit for construction costs on the parking lot expansion project. In addition, the Company made $391,000 of scheduled principal and interest payments in the second quarter of 1997. As of June 30, 1997, the Company had an outstanding balance of approximately $800,000 on the equipment facility line and $1.0 million on the revolving line of credit. In July 1997, the Company repaid the outstanding balance of $1.0 million on the revolving line of credit.

     The Senior Secured Notes ("Notes") have an outstanding principal amount of $52.9 million as of June 30, 1997. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually. On June 1, 1997, the Company paid $3.2 million of interest on the Notes in cash.

EXPANSION AND CONSTRUCTION

     On May 23, 1997 the Company completed the process of expanding its parking lot, which provides capacity for approximately an additional 120 cars. In total, the improved parking lot can accommodate approximately 500 cars. The construction activity primarily consisted of additional excavation from the Company's current parking lot to the Company's property line. The total cost of the project was approximately $1.6 million. The Company also constructed a new valet facility to increase customer convenience and to enhance access to the Kids Quest child care facility. The valet facility cost approximately $250,000, which was paid through available cash flow and borrowings from the credit facility as of June 30, 1997.

     The Company also completed construction of a facility for use by Kids Quest at an estimated cost of approximately $1.4 million. As of June 30, 1997, the Company had paid $1.1 million of the total cost of this project. As of August 7, 1997, the Company has paid substantially all of the total cost of the project.

     In total, these construction projects aggregated approximately $3.3 million of capital expenditures, all of which was funded with cash flow from operations, and the $1.0 million borrowing from the revolving portion of the Credit Facility. In July, the $1.0 million was repaid with cash flow from operations.

OTHER OPPORTUNITIES

     The Company responded to a Request for Proposal ("RFP") issued by the government of Ontario, Canada, to develop and operate charity gaming clubs in Ontario. In responding to the RFP, the Company entered into a venture known as Diamond Gaming of Ontario ("Diamond Gaming") through a newly formed subsidiary of the Company (45% owner of Diamond Gaming), a subsidiary of Ogden Corporation (45% owner) and Diamond Gaming Services, Inc. (10% owner) to apply for several locations. The government have revised its tentative timetable such that applicants expect to be short-listed in early August. In addition to being selected by the Ontario government, the proposed venture is subject to a number of contingencies, including completion of required financing, completion of definitive documentation and obtaining approval of certain of the Company's lenders. If Diamond Gaming is selected to develop and operate several charitable gaming clubs, Diamond Gaming intends to finance the project with 30% equity and 70% non-recourse debt. As to the equity, the Company's share is currently anticipated to be approximately $2.5 million, which it intends to fund from cash flow from operations or borrowings under the revolving portion of the Credit Facility. The ability of the Company to make its equity contribution is subject to receiving a consent from its bondholders with regard to restricted investments. As of June 30, 1997 the Company has incurred approximately $50,000 in connection with this project, which is reflected as corporate expense in the accompanying consolidated statement of operations.

NEGATIVE WORKING CAPITAL

     As of June 30, 1997, the Company's current liabilities exceeded its current assets, resulting in negative working capital. Since the Company emerged from bankruptcy on June 7, 1996, the Company has used cash generated from operations to pay down debt under the Credit Facility ahead of schedule and to pay construction costs for its parking lot expansion and Kids Quest. Management believes this strategy maximizes the return on its excess cash. Additionally, should the Company have additional working capital needs, it is able to borrow up to $3.5 million under the revolving portion of the Credit Facility, on which $1.0 million of funds were drawn in the second quarter of 1997 and were subsequently repaid early in the third quarter.

     The Company believes that its Credit Facility and its operating cash flows will provide sufficient liquidity and capital resources for the Company's operations. However, there is no assurance the Company's estimate of its need for liquidity and capital resources is accurate or that new business developments or other unforeseen events will not occur which will increase those needs. Although no additional financings are contemplated at this time, the Company may seek additional debt or equity financing if necessary. There can be no assurance that additional financing will be available, or if available, will be on terms favorable to the Company. Additionally, debt or equity financing may require consent from the Company's bondholders and the lender under the Credit Facility.

                        PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company which, if determined adversely, would have a material adverse effect on the Company's consolidated results of operation.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were approved by the Company's stockholders at the Company's 1997 Annual Meeting of Stockholders held June 26, 1997:

     1. Election of Directors
                                        Shares Voted For      Shares Withheld
                                        ----------------      ---------------
        Stephen J. Szapor, Jr.             3,767,462                 0

        Franklin S. Wimer                  3,767,462                 0

        Steve Leonard                      3,767,462                 0

        Phillip J. DiBerardino             3,767,462                 0

        Mark Van Hartesvel                 3,767,462                 0

     2. Ratification of the appointment of Arthur Andersen LLP as independent accountants.

        3,767,462 Shares Voted For  0 Shares Voted Against  0 Shares Abstained

ITEM  5.  OTHER INFORMATION

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

     Currently, there is only one major project under construction in Black Hawk, which is a joint venture between Black Hawk Gaming & Development Co., 50% owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment, for a new 35,000 square foot casino, with 52 hotel rooms, 250 parking spaces and approximately 750-1,000 slot machines. It is currently anticipated that this project will be open during the fall of 1998. In Central City, Harvey's Wagon Wheel, currently the largest casino in Central City, opened its new parking garage during June of 1997. The new gaming capacity being developed may dilute existing operators' win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse effect on the Company's results of operations.

     In addition, a number of other casino projects have been announced and are in various planning stages, including a significant project announced by Casino America, Inc., and a joint venture between

Riviera Holdings, Inc. and Eagle Gaming to construct what would be the largest facility in Black Hawk. Additionally, Bullseye Gaming currently expects to commence construction in the late summer of 1997 of the Black Hawk Brewery, which will offer 500 slot machines and 10 table games when open. While it is difficult to assess the likelihood and the timing of these proposed projects being completed, it is reasonably likely that at least some of the proposed competitive projects may be completed and open to the public by mid to late 1999. In addition, as the town of Black Hawk has expanded, both in terms of gaming device capacity and market share, the Central City market has contracted. Therefore, should several of the announced competitive projects open, the increased competition may adversely affect the Company's operations in both Black Hawk and, to a greater extent, in Central City, and, accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position.

     B. COLORADO DEPARTMENT OF TRANSPORTATION. The Colorado Department of Transportation ("CDOT") intends to complete significant improvements to State Highway 119, currently the only access route to the casinos, over the course of the next 6-12 months. While such improvements will be desirable, significant construction disruption may occur which could substantially reduce the amount of traffic on State Highway 119. Any significant construction disruption to State Highway 119 could have a material adverse impact on the Black Hawk and Central City markets in general, and the Company's results of operations. In addition, CDOT intends to construct significant improvements at the intersection of State Highway 119 and 279, the intersection from which cars enter directly into the Company's parking lot. Any significant construction disruption at such intersection may have a material adverse impact on the results of operations.

     C. VIDEO LOTTERY LEGISLATION. The Colorado Legislature recently passed House Bill 1351, which bill would authorize at a minimum of 500 video lottery terminals at the six horse and dog tracks located in Colorado, as well as at the existing casinos. However the Governor of Colorado vetoed such legislation.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
                  Exhibit 27. Financial Data Schedule

         (b)  Reports on Form 8-K.
                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Gaming & Entertainment Co. has duly caused this report to be signed by the undersigned thereunto duly authorized.

                         COLORADO GAMING & ENTERTAINMENT CO.


                           /s/  Stephen J. Szapor, Jr.
                           -----------------------------------------------
                           Stephen J. Szapor, Jr.
                           President and Chief Executive Officer
                           Date:  August 7, 1997



                           /s/  Robert J. Stephens
                           -----------------------------------------------
                           Robert Stephens
                           Vice President of Finance & Treasurer
                           (Principal Financial Officer)
                           Date:  August 7, 1997