Form 10-Q
period 1997-09-30
COLORADO GAMING & ENTERTAINMENT CO
filed 1997-11-12
CIK 918390

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                ---------------

                                   FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

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

                                NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No
    -----     -----

 Number of shares of common stock outstanding at November 12, 1997: 5,236,091

                      Colorado Gaming & Entertainment Co.
                                   Form 10-Q
                                     Index



                                                                           Page
                                                                           ----
Part I     FINANCIAL INFORMATION


Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets - as of September 30, 1997 and        1
           December 31, 1996.

           Consolidated Statements of Operations - for the three and         2
            nine months ended September 30, 1997, for the three months ended September 30, 1996, for the period June 7 through September 30, 1996, and January 1 through June 6, 1996.

           Consolidated Statements of Cash Flows - for the nine months       3
            ended September 30, 1997, for the period June 7 through September 30, 1996 and January 1 through June 6, 1996.

           Notes to Consolidated Financial Statements                       4-6

Item 2.    Management's Discussion and Analysis                             7-10


PART II    OTHER INFORMATION                                               11-13


SIGNATURES                                                                   14

                      Colorado Gaming & Entertainment Co.
                          Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                   September 30, 1997   December 31, 1996
                                                                   ------------------   -----------------
                                                                      (unaudited)
                             ASSETS
Cash                                                                    $ 5,503              $ 5,758
Accounts receivable, net                                                    249                  217
Inventories                                                                 118                  106
Prepaid expenses                                                            666                  406
                                                                        -------              -------
     Total current assets                                                 6,536                6,487

Property, equipment and leasehold improvements, net                      41,875               41,322

Excess reorganization value, net                                         16,971               18,256

Other assets, net                                                           649                  983
                                                                        -------              -------
     Total assets                                                       $66,031              $67,048
                                                                        -------              -------
                                                                        -------              -------


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of notes payable and credit facility                      1,082                1,959
Accounts payable                                                            558                  804
Accrued interest                                                          2,171                  542
Accrued expenses                                                          3,401                3,483
                                                                        -------              -------
     Total current liabilities                                            7,212                6,788
                                                                        -------              -------

Senior secured notes payable                                             52,883               52,883
Other notes payable and credit facility, net of current portion             893                2,508
                                                                        -------              -------
     Total non-current liabilities                                       53,776               55,391
                                                                        -------              -------
     Total liabilities                                                   60,988               62,179
                                                                        -------              -------

Common stock, $.01 par value, 20 million shares
   authorized, 5,236,091 and 5,138,888 issued and
   outstanding, respectively                                                 52                   51
Additional paid-in capital                                                4,706                4,626
Retained earnings                                                           285                  192
                                                                        -------              -------
     Total stockholders' equity                                           5,043                4,869
                                                                        -------              -------
     Total liabilities and stockholders' equity                         $66,031              $67,048
                                                                        -------              -------
                                                                        -------              -------

        The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                    Colorado Gaming & Entertainment Co.
                   Consolidated Statements of Operations
                   (In thousands, except per share data)

                                           Three Months   Three Months   Nine Months    June 7, 1996   January 1, 1996
                                              Ended          Ended         Ended          Through          Through
                                           September 30,  September 30,  September 30,  September 30,    June 6, 1996
                                              1997(a)        1996(a)        1997(a)        1996(a)
                                           -------------  -------------  -------------  -------------  ---------------
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
Revenue:
  Casino                                      $13,442        $13,973        $38,833        $17,073         $ 19,126
  Food and beverage                               926            999          2,520          1,215            1,288
  Other                                            76             40            195             47               32
                                              -------        -------        -------        -------         --------
   Gross revenue                               14,444         15,012         41,548         18,335           20,446
  Less:  promotional allowances                  (354)          (387)        (1,094)          (465)            (464)
                                              -------        -------        -------        -------         --------
   Net revenue                                 14,090         14,625         40,454         17,870           19,982

Operating Expenses:
  Casino                                        3,547          3,678         10,586          4,269            5,544
  Gaming taxes                                  2,973          2,548          7,953          3,308            3,614
  Food and beverage                               921            928          2,550          1,128            1,299
  General and administrative:
   Casino                                         742            723          2,186            917            1,249
   Corporate                                      689            955          2,102          1,102              902
  Marketing                                     1,829          1,903          5,311          2,338            2,349
  Depreciation and amortization                   976          1,813          4,035          2,209            1,882
  Pre-opening                                      --            (26)            --            315               47
  Reorganization items                              4            106             10            106            2,290
  (Gain) Loss on disposition of assets            (15)            71             88             71              244
                                              -------        -------        -------        -------         --------
   Total operating expenses                    11,666         12,699         34,821         15,763           19,420

Income from operations                          2,424          1,926          5,633          2,107              562

  Interest expense                             (1,691)        (1,743)        (5,090)        (2,146)            (579)
  Interest income                                   5             49             68             59               66
                                              -------        -------        -------        -------         --------

Income before income tax provision and
  extraordinary gain                              738            232            611             20               49

  Income tax provision                           (372)            --           (518)            --               --
                                              -------        -------        -------        -------         --------

Net income  before extraordinary gain             366            232             93             20               49

  Extraordinary gain from reorganization           --             --             --             --          164,358
                                              -------        -------        -------        -------         --------

Net income                                    $   366        $   232        $    93        $    20         $164,407
                                              -------        -------        -------        -------         --------
                                              -------        -------        -------        -------         --------

Net income per common share(b)                $  0.07        $  0.05        $  0.02        $  0.00              N/A
                                              -------        -------        -------        -------         --------
                                              -------        -------        -------        -------         --------

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

                          Colorado Gaming & Entertainment Co.
                        Consolidated Statements of Cash Flows
                                   (In thousands)

                                                       Nine Months    June 7, 1996
                                                          Ended         Through       January 1, 1996
                                                      September 30,   September 30,       Through
                                                         1997(a)         1996(a)        June 6, 1996
                                                      --------------  -------------    --------------
                                                        (Unaudited)    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $        93     $        20     $   164,407
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                              4,035           2,209           1,882
  Deferred income tax expense                                  518              --              --
  Noncash compensation expense                                  81             120
  Extraordinary gain from reorganization                        --              --        (164,358)
  Loss on disposition of assets                                 88              71             244
  Change in working capital and other                        1,216          (1,201)          3,142
                                                       -----------     -----------     -----------
      Net cash provided by operating activities              6,031           1,219           5,317

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Expenditures for capital improvements                     (3,950)         (2,633)         (3,885)
  Net change in restricted funds                               156             248            (507)
                                                       -----------     -----------     -----------
      Net cash used in investing activities                 (3,794)         (2,385)         (4,392)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from credit facility                              1,000           2,559           5,824
  Repayments of other notes payable, capital leases
    and credit facility                                     (3,492)         (3,646)         (3,304)
                                                       -----------     -----------     -----------
      Net cash (used in) provided by financing
        activities                                          (2,492)         (1,807)          2,520

(DECREASE) INCREASE IN CASH                                   (255)         (2,253)          3,445

CASH, at beginning of period                                 5,758           7,068           3,623
                                                       -----------     -----------     -----------
CASH, at end of period                                 $     5,503     $     4,815     $     7,068
                                                       -----------     -----------     -----------
                                                       -----------     -----------     -----------

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

                      COLORADO GAMING & ENTERTAINMENT CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


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

INTERIM REPORTING

     The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report in the Form 10-K for the year ended December 31, 1996.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on the Company's net income.

(2)  NOTES PAYABLE

     SENIOR SECURED NOTES

     The Senior Secured Notes (the "Notes") have an outstanding principal amount of $52.9 million as of September 30, 1997. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually in June and December.

     CREDIT FACILITY

     On the Effective Date, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit, a $5 million equipment facility and a $5 million construction facility. All draws on the construction facility were required to be made before September 30, 1997. The Company did not utilize the available proceeds under the construction facility, and, accordingly, such portion expired on September 30, 1997. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% and the Company is charged a 0.5% unused line fee and certain service fee charges. The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but in no event beyond June 7, 2001. In July 1997, the Company repaid the outstanding balance of $1.0 million on the revolving line of credit from available cash. In addition, the Company made $327,000 of scheduled principal payments in the third quarter of 1997. As of September 30, 1997, the Company had an outstanding balance of approximately $435,000 on the equipment facility line, representing the total outstanding indebtedness on the entire Credit Facility.

     OTHER NOTES

     The Company has two outstanding unsecured promissory notes payable to Capital Associates International, Inc. ("CAI") in the remaining principal amounts of $856,000 and $670,000, as of September 30, 1997. Both notes accrue interest at the rate of 9% per annum. The first note is due in ten equal quarterly installments which commenced in September 1996. The Company made a required principal payment of $160,000 on September 7, 1997. The second note is payable in four quarterly installments, the first payment of which commences in September 2000.

(3)  TAXES

     For the nine months ended September 30, 1997, the Company recorded a $518,000 deferred income tax provision. The Company recognized depreciation charges totaling approximately $767,000, related to the amortization of excess reorganization value, which is not deductible for income tax purposes. Such income tax expense triggered the utilization of certain deferred tax assets available to the Company, and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheets.

     The net deferred tax asset as of September 30, 1997 and December 31, 1996, is comprised of the following (in thousands):

                                           September 30,   December 31,
                                               1997           1996
                                           ------------    ------------
                                            (Unaudited)
Current:
  Accrued vacation & gaming liabilities     $       291    $       458

Non-Current:
  Difference in asset basis                         686            458
  Recognition of legal settlement                   564            740
  Impairment of assets                            1,208          3,860
  Net operating loss carryforwards                4,592          2,343
                                            -----------    -----------

Net deferred tax assets                           7,341          7,859
Valuation allowance                              (7,341)        (7,859)
                                            -----------    -----------
                                            $        --    $        --
                                            -----------    -----------
                                            -----------    -----------

     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating losses ("NOL's") totaling approximately $12.2 million, which expire beginning in 2008. The Company recognized $7.1 million tax losses in the 1997 period due to the write-off of certain receivables which were either settled, or the Company received no value through foreclosure/bankruptcy proceedings. Utilization of NOL's generated prior to the Effective Date are limited to approximately $520,000 annually. Utilization of any NOL's generated subsequent to the Effective Date are unlimited.

(4)  COMMITMENT AND CONTINGENCIES

     Effective August 22, 1997, the Company entered into an Agreement and Plan of Merger pursuant to which it would be acquired by a U.S. subsidiary of Ladbroke Group plc ("Ladbroke"). Under the proposed terms of the transaction, holders of the Company's common stock will be entitled to receive $6.25 in cash for each share held. On October 21, 1997, Ladbroke's due diligence period under the Merger Agreement expired. On that date, Ladbroke and the Company entered into an Amendment to the Merger Agreement adding certain covenants and conditions to the transaction. The proposed transaction remains subject to a number of conditions, including stockholders' approval (for which a meeting is expected to be convened in December) and receipt of various regulatory approvals, none of which can be assured. If approved, closing for this transaction is anticipated to occur late in the first quarter or early in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     The discussion below and under Item 5 of Part II of this Report on Form 10-Q and elsewhere herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such Section 21E provides certain "safe harbor" protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, competition, growth opportunities, source and uses of capital, future development or expansion activities, and underlying assumptions and other statements which are other than statements of historical facts. Such statements may be identified by the use of forward-looking terminology such as "might," "may," "would," "could," "expect," "anticipate," "estimate," "likely," "believe," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements involve a number of risks, uncertainties and other factors that may significantly affect the Company's liquidity and results of operations in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.

     The forward-looking statements set forth in this Report on Form 10-Q are based upon various assumptions, many of which are based, in turn, upon further assumptions, including, without limitation, management's examination of historical operating trends, data contained in the Company's records, and other data available from third parties. Although the Company believes that such assumptions were reasonable when made, because such assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond the Company's control, there can be no assurance, and no representation or warranty is made, that management's expectations, beliefs, or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include: (i) leverage and debt service, (ii) financing and refinancing efforts, (iii) competition, (iv) inclement weather, (v) changes in general economic conditions in the Denver metropolitan area, (vi) changes in state and local gaming laws, regulations or tax rates, (vii) risks related to development and construction activities, (viii) changes in management or control of the Company, (ix) significant changes in competitive factors affecting the Company, (x) significant changes from expectations in actual capital expenditures and operating expenses, and (xi) occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net revenue decreased 3%, to $14.1 million for the third quarter of 1997 from $14.6 million for the third quarter of 1996. The decrease in revenue is primarily due to the strong initial operating results achieved by the Silver Hawk Casino upon its opening in 1996, its first full quarter of operations. During the 1996 period, the Silver Hawk Casino generated an additional $630,000 in revenues compared to the 1997 period which the Company primarily attributes to unusually high customer visitation and trial because the Silver Hawk Casino was newly opened. Offsetting the decline of the Silver Hawk was growth of approximately 6%, or $480,000, at the Company's Bullwhackers Black Hawk facility as a result of the opening of the expanded parking in May 1997 and the opening of the Kids Quest day care facility in July 1997. The increase in revenues in Black Hawk were offset by a decrease in revenues of approximately 5%, or $460,000, at the Company's Bullwhackers Central City facility as a result of a continued overall decline in the Central City market. Additionally, competitive pressures, intensified by the opening of a competitors major parking expansion in June 1997, contributed to the decline in Central City.

     Expenses directly related to casino operations increased 3% to $7.4 million for the third quarter of 1997, as compared to $7.2 million for the third quarter of 1996. The increase primarily relates to a 17%, or $400,000, increase in gaming taxes in the 1997 period due to higher tax rates for the period.

     Marketing expense decreased 5% to approximately $1.8 million for the third quarter of 1997, as compared to $1.9 million for the third quarter of 1996.
The decrease is primarily due to the additional costs associated with initial marketing efforts for the opening of the Silver Hawk Casino in the 1996 quarter.

     Corporate expenses decreased 28% to $689,000 for the third quarter of 1997, as compared to $955,000 for the third quarter of 1996. The decrease primarily relates to a charge of approximately $460,000 in the 1996 period relating to compensation expense for senior management based upon implementation of the Company's Cash Bonus Plan and the Management Incentive and Non-Employee Director Stock Plan. However, in the 1997 period, the Company incurred approximately $180,000 of legal, financial advisory and other professional fees relating to the proposed merger pursuant with Ladbroke. The Company expects to incur an additional $350,000 of such fees in the fourth quarter relating to the proposed merger.

     Depreciation and amortization expense decreased 44% to $1.0 million for the third quarter of 1997, as compared to $1.8 million for the third quarter of 1996. The decrease in depreciation and amortization charges is due to a substantial amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated. The Company anticipates depreciation and amortization charges to decrease for the remainder of 1997.

     Income from operations increased 26% to $2.4 million for the third quarter of 1997, as compared to a $1.9 million in the third quarter of 1996. The increase in operating income is primarily attributable to the decrease in depreciation and corporate expenses as discussed above.

     Interest expense was consistent at $1.7 million for the third quarters of 1997 and 1996.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net revenue increased 7% to $40.5 million for the first nine months of 1997, compared to $37.9 million for the first nine months of 1996. The increase in revenue is primarily due to the addition of the Silver Hawk Casino, which did not commence operations until June 26, 1996 and generated an additional $2.5 million of revenues in the 1997 period. Continued overall growth in the Black Hawk market contributed to a 3% or $880,000 increase in revenues at the Company's Bullwhackers Black Hawk facility for 1997 compared to 1996. However, the benefit to the Company's revenue growth in Black Hawk was negatively affected by the business disruption as a result of the construction activities related to the Company's parking expansion, which commenced in late January and was completed in late May. Bullwhackers Black Hawk's revenue increase was offset by a 9% or $825,000 decrease in revenues at Bullwhackers Central City, as a result of the continued overall weakness in the Central City market.

     Expenses directly related to casino operations increased 10% to $21.1 million for the first nine months of 1997, as compared to $19.1 million for the first nine months of 1996. The increase primarily relates to expenses incurred by the Silver Hawk Casino operations of approximately $1.8 million, which operated for the full nine months in the 1997 period. Additionally, gaming tax was $1.0 million or 15% greater in the 1997 period compared to the 1996 period due to an increase in the highest gaming tax rate, and higher revenues generated by Bullwhackers Black Hawk and the Silver Hawk casino in the 1997 period.

     Marketing expense increased 13% to $5.3 million for the first nine months of 1997, as compared to $4.7 million for the first nine months of 1996. The increase is primarily due to the implementation of certain cash-back promotions in an effort to sustain business levels at Bullwhackers Central City, which cost approximately $350,000 for the 1997 period, and a full year marketing and promotions for the Silver Hawk casino, which accounted for an additional $200,000 in the 1997 period.

     Casino general and administrative expense remained constant at $2.2 million in 1997 as compared to 1996. The Company has been able to hold administrative costs, primarily human resources, accounting, finance and insurance, at the same level as the 1996 period even after accounting for the addition of the Silver Hawk Casino.

     Corporate expenses increased 5% to $2.1 million for the first nine months of 1997, as compared to $2.0 million for the first nine months of 1996. The increase primarily relates to $240,000 of legal, financial advisory and other professional fees related to the proposed merger with Ladbroke, partially offset by a decrease of $120,000 for insurance premiums.

     Depreciation and amortization expense decreased 2% to $4.0 million for the first nine months of 1997, as compared to $4.1 million for the first nine months of 1996. The decrease in depreciation and amortization charges is due to a substantial amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated. This decrease was offset by increased depreciation and amortization charges of $660,000 due to the increased basis of the Company's assets due to the adoption of "fresh-start" accounting on June 7, 1996 and depreciation charges related to the Silver Hawk Casino. The Company anticipates depreciation and amortization charges to be substantially lower than the 1996 period for the remainder of 1997.

     Income from operations increased 107% to $5.6 million for the first nine months of 1997, as compared to $2.7 million for the first nine months of 1996. The increase in operating income is primarily attributable to approximately $300,000 of additional operating income from the Silver Hawk Casino in 1997, which was operational for the full nine months period in 1997, and non-recurring expenses consisting of $362,000 of pre-opening expense relating to the opening of the Silver Hawk Casino and $2.4 million in one-time reorganization charges in the 1996 period.

     Interest expense was $5.1 million for the first nine months of 1997, as compared to $2.7 million for the first nine months of 1996. The increase in interest expense is due to the fact that no interest was being charged on the Company's pre-petition indebtedness while the Company was in bankruptcy. The Company was in bankruptcy through June 6 of the 1996 period.

INCOME TAX CONSIDERATIONS

     For the nine months ended September 30, 1997, the Company recorded a $518,000 deferred income tax provision. While the Company posted pre-tax income of $611,000, the Company recognized depreciation charges totaling approximately $767,000, related to the amortization of excess reorganization value, which is not deductible for income tax purposes. Such taxable income triggered the utilization of certain deferred tax assets available to the Company, and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     On the Effective Date, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving facility a $5 million equipment facility and a $5 million construction facility. All draws on the construction facility were required to be made before September 30, 1997. The Company did not utilize the available proceeds the construction facility, and, accordingly, such portion expired on September 30, 1997. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% and the Company is charged a 0.5% unused line fee and certain service fee charges. The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but in no event beyond June 7, 2001. In July 1997, the Company repaid the outstanding balance of $1.0 million on the revolving line of credit from available cash. In addition, the Company made $327,000 of scheduled principal payments in the third quarter of 1997. As of September 30, 1997, the Company had an outstanding balance of approximately $435,000 on the equipment facility line, representing the total outstanding indebtedness on the entire Credit Facility.

     The Senior Secured Notes ("Notes") have an outstanding principal amount of $52.9 million as of September 30, 1997. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually in June and December.

OTHER OPPORTUNITIES

     The Company responded to a Request for Proposal ("RFP") issued by the government of Ontario, Canada, to develop and operate multiple charity gaming clubs in Ontario. In responding to the RFP, the Company and its partners formed Diamond Gaming of Ontario Inc. ("Diamond Gaming"). Diamond Gaming's shareholders are a newly formed subsidiary of the Company which owns 45% of Diamond Gaming, a subsidiary of Ogden Corporation (45% owner) and Diamond Gaming Services Inc. (10% owner). On September 30, 1997, the Ontario Gaming Control Commission announced that Diamond Gaming was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. The development and opening of the Kingston and Belleville facilities remain contingent upon a number of items, including entering into an operating agreement with the Ontario Gaming Control Commission, reaching an agreement with property owners and local municipalities on specific sites, and obtaining zoning and other local approvals, none of which can be assured. The Company currently estimates that the two clubs in Kingston and Belleville will require an initial investment of approximately $3.7 million in the aggregate. The Company's share of such investment is approximately 50% of that amount, which it intends to fund from cash flow from operations or borrowings under the revolving portion of the Credit Facility or yet to be determined financings on the projects. As of September 30, 1997, the Company has incurred approximately $50,000 in connection with this project, which is reflected as corporate expense in the accompanying consolidated statements of operations. There can be no assurance that all conditions remaining to develop and operate the Belleville and Kingston charity gaming clubs will be met or that both or either of the Belleville and Kingston charity gaming clubs will be developed and become operational.

     The Company distributed a Request for Consent to the holders of the Notes. The Request for Consent sought to waive and amend certain provisions of the Indenture governing the Notes necessary to permit the Company to participate in the development and operation of the charity gaming clubs in Ontario and to allow the Company to borrow money or obtain other financing from Ladbroke and its affiliates to the same extent as the Company is permitted under the Indenture to borrow money or obtain other financing from financial institutions and other senior lenders. The Company has received executed Consents representing approximately 95% of the outstanding Notes, and, accordingly, the items for which consent was requested were approved. All holders who returned an executed consent will receive a consent fee of 0.25% of the outstanding principal balance of the Notes held by such holder.

NEGATIVE WORKING CAPITAL

     As of September 30, 1997, the Company's current liabilities exceeded its current assets, resulting in negative working capital. Since the Company emerged from bankruptcy on June 7, 1996, the Company has used cash generated from operations to pay down debt under the Credit Facility ahead of schedule and to pay construction costs for its parking lot expansion and Kids Quest construction. Management believes this strategy maximizes the return on its excess cash. Additionally, should the Company have additional working capital needs, it is able to borrow up to $3.5 million under the revolving portion of the Credit Facility.

     The Company believes that its Credit Facility and its operating cash flows will provide sufficient liquidity and capital resources for the Company's operations and debt service payments. However, there is no assurance that the Company's estimate of its need for liquidity and capital resources is accurate or that new business developments or other unforeseen events will not occur which will increase those needs. Although no additional financing are contemplated at this time, the Company may seek additional debt or equity financing if necessary. There can be no assurance that additional financing will be available, or if available, will be on terms favorable to the Company. Additionally, debt or equity financing may require consent from the Company's bondholders and the lender under the Credit Facility.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company which, if determined adversely, would have a material adverse effect on the Company's consolidated results of operation.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM  5.  OTHER INFORMATION

     A. LADBROKE. Effective as of August 22, 1997, the Company entered into an Agreement and Plan of Merger to be acquired by a U.S. subsidiary of Ladbroke Group plc ("Ladbroke"). Under the proposed terms of the transaction, holders of the Company's common stock will be entitled to receive $6.25 in cash for each share held. On October 21, 1997, Ladbroke's due diligence period under the Merger Agreement expired. On that date, Ladbroke and the Company entered into an Amendment to the Merger Agreement adding certain covenants and conditions to the transaction. The proposed transaction remains subject to a number of conditions, including stockholders' approval (for which a meeting is expected to be convened in December) and receipt of various regulatory approvals, none of which can be assured. If approved, closing of this transaction is anticipated to occur late in the first quarter or early second quarter of 1998.

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

     Currently, there are two major projects under construction in Black Hawk. The first is a joint venture between Black Hawk Gaming & Development Co., the 50% owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment, for a new 35,000 square foot casino, with 52 hotel rooms, 250 parking spaces and approximately 750-1,000 slot machines. It is currently anticipated that this project will be open during the summer or fall of 1998. The second significant project on which construction has commenced is the Isle of Capri Black Hawk, which is owned by subsidiaries of Casino America, Inc. and Nevada Gold & Casinos, Inc. The Isle of Capri project is expected to include a 55,000 square foot casino with 1,100 slot machines, 24 table games and 1,000 on-site parking spaces. It is expected to open in late 1998 or early 1999. The new gaming capacity being developed may dilute existing operators' win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse effect on the Company's results of operations.

     In addition, a number of other casino projects have been announced and are in various planning stages, including a venture by Riviera Holdings, Inc. to construct what would be the largest facility in Black Hawk. Additionally, Bullseye Gaming has announced plans to commence construction in 1997 of the Black Hawk Brewery, which will offer 500 slot machines and 10 table games when open. Various other projects have been announced, proposed, discussed or rumored for the Black Hawk market, including large projects known as "Country World" and the "St. Moritz". While it is difficult to assess the likelihood and the timing of these proposed projects being completed, it is reasonably likely that at least some of the proposed competitive projects may be completed and open to the public by late 1999. In addition, as the town of Black Hawk has expanded, both in terms of gaming device capacity and market share, the Central City market has contracted. Therefore, should several of the announced competitive projects open, the increased competition may adversely affect the Company's operations in both Black Hawk and, to a greater extent, in Central City, and, accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position.

     C. LADY LUCK. In October 1996, the Company signed a memorandum of understanding with Gold Coin, Inc., a subsidiary of Lady Luck Gaming Corporation, to explore the possibility of physically combining the Bullwhackers Central City casino with the adjacent Lady Luck casino. The parties have spent considerable time negotiating unresolved issues in the form of the definitive agreements. While negotiations were on-going, the Central City market continued to deteriorate. The operating results of the casinos on Main Street continued to decline, particularly since the opening of Harvey's casino's parking garage in June. In addition, a proposed road, which would have allowed casino customers to drive directly to Central City from Interstate 70 without going through Black Hawk, may no longer be viable after a Colorado Court ruled against the City of Central in a lawsuit challenging the road. In light of these and other factors negatively affecting the prospects for the Central City market, the Company determined not to pursue the Lady Luck transaction in its originally proposed form. Although, the parties continue to discuss alternatives in an attempt to restructure the transaction to benefit both parties in light of Central City's current market position, no assurance can be given that any transaction between the parties will occur.

     D. COLORADO DEPARTMENT OF TRANSPORTATION. The Colorado Department of Transportation ("CDOT") intends to complete significant improvements to State Highway 119, currently the only access route to the casinos, over the course of the next 6-12 months. While such improvements will be desirable, significant construction disruption may occur which could substantially reduce the amount of traffic on State Highway 119. Any significant construction disruption to State Highway 119 could have a material adverse impact on the Black Hawk and Central City markets in general, and the Company's results of operations. In addition, CDOT intends to construct significant improvements at the intersection of State Highway 119 and 279, the intersection from which cars enter directly into the Company's parking lot. Any significant construction disruption at such intersection may have a material adverse impact on the results of operations.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          Exhibit 27. Financial Data Schedule

     (b)  Reports on Form 8-K.

     1.   On July 29, 1997, the Company filed a Current Report on Form 8-K.
          The date of report (date of the earliest event reported) was July
          18, 1997. The Company reported under Item 5 that it had entered into a letter of intent to be acquired by a United States subsidiary of Ladbroke Group plc.

     2. On August 26, 1997, the Company filed a Current Report on Form 8-K. The date of report (date of the earliest event reported) was August 22, 1997. The Company reported under Item 5 that it had entered into a definitive Agreement and Plan of Merger to be acquired by a United States subsidiary of Ladbroke Group plc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Gaming & Entertainment Co. has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                       COLORADO GAMING & ENTERTAINMENT CO.



                                       /s/  Stephen J. Szapor, Jr.
                                       --------------------------------------
                                       Stephen J. Szapor, Jr.
                                       President and Chief Executive Officer
                                       Date:  November 12, 1997



                                       /s/  Robert J. Stephens
                                       --------------------------------------
                                       Robert Stephens
                                       Vice President of Finance & Treasurer
                                       (Principal Financial Officer)
                                       Date: November 12, 1997