Form 10-K
period 1997-12-31
COLORADO GAMING & ENTERTAINMENT CO
filed 1998-03-26
CIK 918390

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                                   -------------
                                     FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997

     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________.

                           Commission file number 0-28068

                        COLORADO GAMING & ENTERTAINMENT CO.
               (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                                   84-1242693
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S.Employer Identification No.)

12596 WEST BAYAUD AVE., SUITE 450, LAKEWOOD, COLORADO                           80228
(Address of Principal Executive Offices)                                   (Zip Code)

                                   (303) 716-5600
               (Registrant's Telephone Number, Including Area Code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                       (None)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Common Stock (Par Value $0.01 Per Share)
                                   Title of Class

     Indicate by check P whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                                  ---   ---

     Indicate by check Pif there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check X mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X  No
   ---   ---

     Number of shares of common stock outstanding at March 25, 1998:  5,236,091

                        DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                       PART I

ITEM 1.  BUSINESS

GENERAL

     Colorado Gaming & Entertainment Co. ("CG&E" or the "Company"), formally known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" for the period prior to June 7, 1996), develops, owns and operates gaming and related entertainment facilities. The Company owns and operates, through wholly-owned subsidiaries, BWBH, Inc. ("BWBH" or "Bullwhackers Black Hawk") and BWCC, Inc. ("BWCC" or "Bullwhackers Central City") two of the largest casinos in terms of number of slot machines in the historic mining towns of Black Hawk and Central City, Colorado, respectively. In addition, the Company owns and operates, through a wholly-owned subsidiary, Silver Hawk Casino, Inc., a third gaming facility, in Black Hawk (the "Silver Hawk Casino") (Bullwhackers Black Hawk, Bullwhackers Central City and the Silver Hawk Casino are referred to collectively as the "Colorado Casinos"). In addition, through a wholly-owned subsidiary, Millsite 27 Inc. ("MS27"), the Company owns a parking lot with a capacity of approximately 500 cars, which is located directly between, and is used by, Bullwhackers Black Hawk and the Silver Hawk Casino. References in this Annual Report on Form 10-K to CG&E or the Company include its subsidiaries unless the context otherwise requires.

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

     Effective August 22, 1997, the Company entered into an Agreement and Plan of Merger, as amended as of October 21, 1997 (the "Merger Agreement"), with Ladbroke Racing Corporation, a Delaware corporation ("LRC"), and CG&E Acquisition Corp., a Delaware corporation ("Acquisition Sub"), pursuant to which the Acquisition Sub will be merged with and into the Company (the "Merger"). Prior to the Merger and pursuant to the terms of the Merger Agreement, LRC will assign all of its rights and obligations under the Merger Agreement, including its interest in the Acquisition Sub, to Ladbroke Gaming Corporation, a Delaware corporation ("Ladbroke"), a wholly-owned subsidiary of Ladbroke Group plc, the ultimate parent of LRC. As a result of the assignment and the Merger, the Company will become a wholly-owned subsidiary of Ladbroke. Pursuant to the Merger Agreement, holders of the Company's common stock, $0.01 par value (the "Common Stock"), will be entitled to receive $6.25 in cash for each share of Common Stock held by them immediately prior to the Merger. On December 12, 1997, stockholders of the Company approved and adopted the Merger Agreement. The Merger remains subject to approval by the Colorado Limited Gaming Control Commission (the "Gaming Commission"). Although there can be no assurances, closing of the Merger is anticipated to occur sometime in the third quarter of 1998. However, pursuant to the terms of the Merger Agreement, if the Merger has not been consummated on or before September, 30 1998, which date may be extended by the mutual written consent of LRC and the Company, either party has the right to terminate the Merger Agreement and abandon the Merger.

REORGANIZATION

     As a result of the financial difficulties of a riverboat gaming project undertaken in 1995 by Grand Palais Riverboat, Inc. ("GPRI"), a wholly-owned subsidiary of the Predecessor Company, the Predecessor Company, BWBH, BWCC and MS27 sought protection under Chapter 11 of the United States Bankruptcy Code on November 7, 1995 (the " Reorganization"). The First Amended Joint Plan of Reorganization of the Predecessor Company, BWBH, BWCC and MS27 was confirmed on April 8, 1996 and became effective on June 7, 1996 (the "Effective Date"). As a result, among other things, the Company significantly reduced its consolidated debt, issued new shares of common stock and sold GPRI.

COLORADO CASINOS AND RELATED AMENITIES

     BULLWHACKERS BLACK HAWK. Bullwhackers Black Hawk opened on July 17, 1992 and is currently one of the largest gaming facilities, in terms of number of slot machines, in Black
Hawk. It is located on a prime site at the town's main intersection of Colorado State Highway 119 (the primary access road to Interstate 70, which leads to Denver) and Gregory Street (which connects Black Hawk to Central
City). Bullwhackers Black Hawk is a 36,000 square foot facility which contains approximately 12,000 square feet of gaming space on four levels. The casino currently has approximately 600 slot machines and fifteen table games.
 The facility has one bar on each level, a 176-seat full service restaurant and office space. Bullwhackers Black Hawk utilizes a Victorian theme in its interior design, featuring a winding grand staircase and a glass-enclosed elevator connecting the various levels of the facility.

     In June 1997, the Company completed construction of a day care facility adjacent to Bullwhackers Black Hawk, operated by New Horizons Kids Quest III, Inc.("Kids Quest"), at a cost of approximately $1.4 million. Kids Quest is solely responsible for the day-to-day operations of the day care facility.

     BULLWHACKERS CENTRAL CITY. Bullwhackers Central City opened on June 15, 1992 and is currently one of the largest gaming facilities, in terms of number of slot machines, in Central City. It is located at one of the town's two main intersections, and is across from a parking facility. This 31,000 square foot facility contains approximately 8,750 square feet of gaming space on two levels. Bullwhackers Central City currently has approximately 320 slot machines, following a reduction of approximately 80 slot machines in the fourth quarter of 1997, and four table games at the facility. The facility has two bars, a 126-seat full service restaurant and office space. Bullwhackers Central City also utilizes a Victorian theme in its interior design.

     The Company believes that proximity to convenient parking is extremely important to the Central City casinos and the Colorado market in general. However, except for the largest casino in Central City which recently constructed an on-site parking garage, none of the casinos currently operating in Central City offer on-site parking for more than approximately 50 cars immediately. There are several public parking lots in Central City offering parking for a total of approximately 550 cars, including a 200-space lot across from Bullwhackers Central City. As a result of the lack of adequate convenient parking, many of the operators in Central City, including the Company, increasingly rely on costly busing programs, which offer cash back promotions and other incentives designed to enhance incremental patron visitation and play, particularly during off-peak periods.

     SILVER HAWK CASINO. The Silver Hawk Casino is an approximately 12,000 square foot four-story building constructed in 1993, that was operated as a casino by an unaffiliated third party for less than 90 days in 1993 before it was closed. The Company purchased the Silver Hawk Casino on April 12, 1996. The Company completed minor interior remodeling and reopened the facility on June 26, 1996. Currently, the Silver hawk Casino has approximately 230 slot machines and 3 table games. The facility has two bars, a full service restaurant and office space.

     PARKING LOT. The Company owns an approximately 3.25-acre parking lot located between Bullwhackers Black Hawk and the Silver Hawk Casino. The Company believes that proximity to convenient parking is extremely important in Black Hawk. The Company believes that the few gaming facilities that offer substantial parking at or close to the facility generate higher revenues per gaming device than gaming facilities that do not offer adequate parking. The Company believes its parking lot gives Bullwhackers Black Hawk and the Silver Hawk Casino a competitive advantage over other casinos in Black Hawk that offer fewer parking spaces or less convenient parking.

     On May 23, 1997 the Company completed the process of expanding its parking lot to accommodate a total of approximately 500 cars. The total cost of the project was approximately $1.6 million. The Company also constructed a new valet facility, which cost approximately $250,000, to increase customer convenience and to enhance access to the Kids Quest child care facility.

GROWTH STRATEGY

     BRONCO BILLY'S ACQUISITION. On February 13, 1998, the Company purchased the assets comprising the casino known as Bronco Billy's in Black Hawk from Pioneer Associates Limited Liability Company for approximately $5.5 million. In connection with the purchase, the Company entered into an amendment to the Company's senior bank credit facility (the "Credit Facility") converting the expired construction sub-facility into a new line to borrow up to $5 million (the "Bronco Billy's Acquisition Line") to purchase and perform tenant improvements on the former Bronco Billy's casino. The Company anticipates it will incur an additional $2.0 million to equip and renovate the former Bronco Billy's casino for reopening, which will be funded out of cash flow from operations or borrowings under the Credit Facility. Bronco Billy's is located next to Bullwhackers Black Hawk. The Company intends to remove the common wall separating the casinos in order for the former Bronco Billy's casino to become a part of Bullwhackers Black Hawk. Subject to the approval of the Gaming Commission and applicable state and local liquor agencies (the "Liquor Agencies"), the combined casino will be operated as a single casino, under one gaming license and one liquor license. The Company plans to open the new facility in May 1998, which will add approximately 250 slot machines and an additional restaurant facility to Bullwhackers Black Hawk, increasing the existing slot capacity in Bullwhackers Black Hawk by over 40%. The Company intends to identify the expanded area of Bullwhackers Black Hawk as "The Bullpen Sports Casino" with an enhanced sports bar theme.

     CANADA. In April 1997, The Company responded to a Request for Proposal ("RFP") issued by the government of Ontario, Canada, to develop and operate multiple charity gaming clubs in the Province of Ontario. The clubs will offer 150 video lottery terminals ("VLT") and 40 table games with a maximum single bet of $100. In responding to the RFP, the Company and its partners formed Diamond Gaming of Ontario Inc. ("Diamond Gaming"). Diamond Gaming's shareholders are a newly formed subsidiary of the Company, which owns 45% of Diamond Gaming, a subsidiary of Ogden Corporation (45% owner) and Diamond Gaming Services Inc. (10% owner). On September 30, 1997, the Ontario Gaming Control Commission announced that Diamond Gaming was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. The development and opening of the Kingston and Belleville facilities remain contingent upon a number of items, including entering into an operating agreement with the Ontario Gaming Control Commission, reaching an agreement with property owners and local municipalities on specific sites, and obtaining zoning and other local approvals, none of which can be assured. The proposed terms of the operating agreement will be an eight-year term with one eight-year renewal option. Diamond Gaming will receive operator's compensation equivalent to 10% of the VLT revenue and 5% of the table revenue and all other revenue. Additionally, Diamond Gaming will receive 10% of operating profits, as defined, excluding profits from VLT operations. The Company currently estimates that the two clubs in Kingston and Belleville will require an initial investment of approximately $5.0 million in the aggregate. The Company's share of such investment is approximately 47% of that amount, which it intends to fund from cash flow from operations or borrowings under the revolving portion of the Credit Facility. Pursuant to a Supplemental Indenture dated January 23, 1998, the Company has received the necessary consent of the holders of its 12% Senior Secured Pay-In-Kind Notes to allow it to make the required investment. The Company will account for its 45% interest in Diamond Gaming under the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     CONSULTING AGREEMENT. In 1996, the Company entered into a agreement with a company in business of providing gaming consulting and management services to Native American Indian tribes. The consulting agreement provided that the companies will use their joint resources to pursue obtaining contractual arrangements with various Native American tribes to provide consulting services for new and existing Native American gaming projects. For the twelve months ended December 31, 1997 and 1996, the Company expended $123,000 and $120,000, respectively, of fees and contributions, which has been expensed in the accompanying consolidated statements of operations. On November 25, 1997, the consulting agreement was terminated with respect to a particular Native American gaming project for which the Company made the above-referenced contributions, which termination relieves the Company from any rights or obligations with respect to such project. The termination provides that the Company shall be reimbursed a total of $185,000 of such fees and contributions, contingent upon the opening of the tribal casino for such project. The consulting agreement is still in effect with regard to pursuing other Native American gaming projects.

     OTHER. Although the Company intends to focus on its existing operations, it continues to review and evaluate potential opportunities to apply existing management expertise to additional gaming operations in Colorado and in other jurisdictions such as those described above. The Company's ability to acquire additional gaming facilities in Colorado without disposing of existing facilities is limited by the fact that no entity may hold more than three Colorado gaming licenses or more than three gaming tavern liquor licenses or more than one type of liquor license. The Company currently holds, through its subsidiaries, the maximum number of gaming and liquor licenses allowed in Colorado. Additionally, the Company's lending agreements significantly limit the amount of capital which may be expended for certain new projects. See " -Colorado Gaming Regulations" and " - Non-Gaming Regulation."

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

     According to the Colorado Division of Gaming, there were 52 gaming facilities operating in Colorado at the end of 1997, with a total of 12,977 slot machines and 224 table games. Of these, 19 facilities, 5,337 slot machines and 106 table games were located in Black Hawk; 12 facilities, 3,196 slot machines and 58 table games were located in Central City; and 21 facilities, 4,444 slot machines and 60 table games were located in Cripple Creek. Generally, Central City facilities have not been able to compete effectively with facilities in Black Hawk, primarily because Black Hawk casinos offer substantially more on-site parking and more convenient location and access, which is a significant competitive advantage in the Colorado market. For the year ended 1997, the average daily adjusted gross proceeds (determined by deducting the amount paid out to patrons from gross proceeds, and sometimes referred to as the casino's "win") per slot machine was $113.81 in Black Hawk, $68.12 in Central City and $63.38 in Cripple Creek. The cumulative gaming win in Black Hawk as a market was $220 million in 1997 and $204 million in 1996. While the Black Hawk market continues to grow, the growth rate has slowed substantially from that of several years ago. The cumulative gaming win in the Central City market was $82 million and $83 million in 1997 and 1996, respectively. Although these figures reveal only a slight decrease in the cumulative gaming win in Central City, the recent results of the Central City market reflect the strong growth of a the largest competitor located off Main Street in Central City, due, among other matters, to the addition of a new parking garage, while the results of the Main Street operators, including Bullwhackers Central City, have seen revenues steadily decline over the past few years.

     MARKETING STRATEGY. The Company targets primarily customers in the Denver metropolitan area. The Company seeks to attract customers to the Colorado Casinos by: (i) offering first-class facilities with comfortable and efficient layouts; (ii) providing ample parking which is more convenient than that provided by many of its competitors; (iii) providing the newest models of slot machine games; (iv) promoting customer awareness through marketing of the Bullwhackers name and theme; (v) providing excellent customer service with a motivated staff; (vi) utilizing strategic busing programs; (vii) offering customer promotions; (viii) providing desirable food products and refreshments; and (ix) providing incentives to higher-value repeat customers.

     In particular, the Company has used extensive marketing programs to build customer awareness, including radio, print and direct mail. The Company believes that Bullwhackers enjoys among the highest name recognition of all casinos located in Colorado, a fact which the Company attributes in part to the success of its marketing campaigns. The Company has also developed promotional offerings centered around the Bullwhackers theme of offering a fun, exciting gaming atmosphere, including providing gift items and a cash-back reward system based upon level of play through slot club membership in the "Bullwhackers Five Star Players Club." The Company also has instituted a popular busing program known as the "Bullride." The Bullride operates at least fourteen times per day from Golden, a western Denver suburb, to and from Black Hawk and Central City.

COMPETITION

     Competition in the Black Hawk and Central City gaming market, which forms the primary gaming market in Colorado, is intense. Bullwhackers Central City is located approximately one and one-half miles from Bullwhackers Black Hawk and the Silver Hawk Casino is located across the Company's parking lot from Bullwhackers Black Hawk. However, the Company believes that its primary competition for the Colorado Casinos are other casinos operating in Black Hawk and Central City. More experienced, nationally recognized casino operators from other areas of the country have entered, or have recently announced plans to enter, the Colorado gaming market, including Harvey's, Casino America, Riviera Holdings, Inc., Hyatt, Anchor Gaming and Fitzgerald's, many of which have substantially greater financial and marketing resources than the Company. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities and gaming devices to continue to increase in Black Hawk.

     Various published reports detailing additional gaming projects have been announced for the town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first major intersection off State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. In contrast, Bullwhackers Black Hawk and the Silver Hawk Casino are located at the northern end of Black Hawk at the second major intersection off State Highway 119. In addition, the Colorado Department of Transportation has begun construction on a third major intersection off State Highway 119 between the two current intersections. This additional intersection will, when completed, provide the casinos south of Bullwhackers Black Hawk and the Silver Hawk Casino with another opportunity to capture visitors to Black Hawk from the Denver metropolitan area, thereby potentially reducing traffic flow and customer visits to Bullwhackers Black Hawk and the Silver Hawk Casino and, to a greater extent, the overall Central City market.

     Currently, there are two major projects under construction in Black Hawk. The first is a joint venture between Black Hawk Gaming & Development Co., the 50% owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment, for a new 35,000 square foot casino, with 55 hotel rooms, 250 parking spaces and approximately 800 slot machines. It is currently anticipated that this project will open sometime in the second quarter of 1998. The second project is the Isle of Capri Black Hawk, which is owned by subsidiaries of Casino America, Inc. and Nevada Gold & Casinos, Inc. The Isle of Capri project is expected to include a 55,000 square foot casino with 1,100 slot machines, 25 table games and 1,000 on-site parking spaces. It is expected to open in late 1998 or early 1999. The new gaming capacity being developed may dilute existing operators' win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse effect on the Company's results of operations. The new projects have all been announced/commenced in Black Hawk, due to its more convenient location as compared to Central City. As the town of Black Hawk continues to expand, the Central City market contracts. The Company believes that these new projects under construction will have severe negative impact on the town of Central City as compared to Black Hawk.

     In addition, a number of other casino projects have been announced and are in various planning stages, including a venture by Riviera Holdings, Inc. to construct what would be the largest facility in Black Hawk. Additionally, Bullseye Gaming has announced plans for the Black Hawk Brewery, which will offer 500 slot machines and 10 table games when open. Various other projects have been announced, proposed, discussed or rumored for the Black Hawk market, including large projects known as "Country World" and the "St. Moritz - Hyatt". While it is difficult to assess the likelihood and the timing of these proposed projects being completed, it is reasonably likely that at least some of the proposed competitive projects may be completed and open to the public by sometime during 1999 or 2000. In addition, as the town of Black Hawk has expanded, both in terms of gaming device capacity and market size, the Central City market has contracted. Therefore, should several of the announced competitive projects open, the increased competition may adversely affect the Company's operations in both Black Hawk and, to a greater extent, in Central City, which may be forced to close with the new competition, and, accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position.

     The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of amenities, name recognition and overall atmosphere. The Company believes it generally competes favorably on these factors, although Bullwhackers Central City and the Central City market overall offers less convenient parking and access than most of its competitors. The Silver Hawk Casino is smaller, has a less advantageous location and currently has less name recognition than some of its direct competitors.

     The Company believes that since October 1991, approximately 12 casinos in Black Hawk and 23 casinos in Central City have ceased operations. In addition, several operators, including the Company, have reduced staffing and have closed temporarily or reduced their square footage and/or hours of operations. The Company believes that the casinos that failed in Central City did so primarily due to Central City's Main Street disadvantages location as compared to Black Hawk. In Black Hawk, the Company believes the properties that have failed have done so for a variety of reasons, including inferior design, inconvenient parking, inadequate size, inexperienced management and undercapitalization.

     Several lobbying groups placed initiatives for additional Colorado limited stakes gaming venues, including Denver, on the November 1996 statewide ballots. Although each of these initiatives were defeated by a wide margin, similar initiatives, legislation or regulations could be introduced in the future. The enactment of any initiatives, legislation, or regulations legalizing gaming elsewhere in Colorado could, and if gaming closer to Denver was legalized, would, have a material adverse effect on the Company's consolidated results of operations and financial position.

     During the 1996-1997 legislative session, the Colorado Legislature passed a bill that would have authorized the installation of a minimum of 500 video lottery terminals ("VLT's") at six horse and dog tracks located throughout Colorado. VLT's are games of chance, similar to slot machines. The Governor of Colorado vetoed such bill. A similar bill is pending in the current Legislative Session. If the bill passes and the Governor of Colorado does not veto such bill, or if any such veto is overridden, the bill would become law and would add a significant amount of gaming device capacity in the Denver metropolitan area. Any such additional capacity may have a material adverse impact on the Company's results of operations.

     In addition to competing with other gaming facilities in Colorado, the Company competes to a lesser degree, both for customers and in potential future gaming sites, with gaming facilities nationwide, including casinos in Nevada and Atlantic City, many of which have substantially greater financial resources and experience in the gaming business. The Company also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, bingo parlor operations, charitable gaming and pari-mutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment.

     A decline in the Denver economy, a decline in the Black Hawk-Central City gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

COLORADO GAMING REGULATIONS

     The State of Colorado created the Colorado Division of Gaming ( the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Director of the Division, under the supervision of the Gaming Commission, has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the "Colorado Regulations").

     The Merger must be approved by the Gaming Commission. In connection with such approval, the Division is currently investigating the operations, officers and directors of Ladbroke and its affiliates, including an extensive investigation of Ladbroke Group plc and its directors. Although there can be no assurances, the Company anticipates that approval of the Merger will occur sometime in the third quarter of 1998. However, pursuant to the terms of the Merger Agreement, if the Merger has not been consummated on or before September, 30 1998, which date may be extended by the mutual written consent of LRC and the Company, either party has the right to terminate the Merger Agreement and abandon the Merger. Any failure or refusal of Ladbroke or such related persons or entities to provide any information requested by the Division, or any delays in providing such information, may detrimentally impact the ability of Ladbroke to obtain, or materially delay the obtaining of, the necessary approval of the Gaming Commission. There can be no assurance that the Gaming Commission will approve the Merger.

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

     It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming

Commission is empowered to issue five types of gaming and gaming-related-licenses. The licenses are revocable and non-transferable. Bullwhackers Black Hawk, Bullwhackers Central City and the Silver Hawk Casino were granted retailer/operator licenses concurrently with their respective openings. These licenses are subject to continued satisfaction of suitability requirements. The current licenses for Bullwhackers Black Hawk and Central City expire on December 2, 1998 and the license for the Silver Hawk Casino expires on June 24, 1998 and currently is in the process of being renewed. In addition, prior to conducting gaming activities upon the former Bronco Billy's as part of Bullwhackers Black Hawk's gaming license, as discussed above, Bullwhackers Black Hawk must obtain approval for such transaction by the Gaming Commission. There can be no assurance that the Company will successfully renew its licenses in a timely manner or at all. The failure or inability of the Company, BWBH, BWCC, Silver Hawk Casino, or associated persons to maintain necessary gaming licenses will have a material adverse effect on the operations of the Company.

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

     All persons employed by the Company who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a support gaming license prior to commencing employment. In addition, "Key" licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado Casino at all times. All licenses are revocable, non-transferable and valid only for the particular location initially authorized, except that support and key employee licenses move with the approved individual and are not location specific. Messrs. Szapor, Mayer, Rabin, Stephens, all officers of the Company, and the Company's four independent directors, among others, all hold key licenses in Colorado.

     As a general rule under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three gaming licenses in Colorado. The Company currently has three such licenses, one each for Bullwhackers Black Hawk, Bullwhackers Central City and the Silver Hawk Casino. Accordingly, any expansion opportunities that the Company may have in Colorado are limited absent the disposition of one of the Colorado Casinos. In addition, this limitation may affect the ability of certain persons to own the Company's stock. Under the Colorado Regulations, the definition of an "interest" in a licensee excludes ownership of less than 5% of a publicly traded company. Pursuant to the Colorado Regulations, a licensee that elects to register its common stock under Section 12(g) of the Exchange Act is considered to be publicly traded. The Company registered its common stock effective on the Effective Date and, accordingly, is considered a publicly traded company within the meaning of the Colorado Regulations. Any owner of any interest in a Colorado licensee where such licensee is not publicly traded, or of a 5% or more interest in a publicly traded licensee, is precluded from owning more than 5% of the Company's stock.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including but not limited to the Company and stockholders of the Company, may be required to supply the Gaming Commission with substantial information, including but not limited to, personal background and financial information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" is automatically required of all persons who directly or indirectly own 10% or more of a direct or indirect legal, beneficial or voting interest in the Colorado Casinos, through their ownership of the Company, as a publicly traded licensee. Such persons (other than certain institutional investors discussed below) must report their interest and apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such interest. Persons directly or indirectly having an interest between 5% and 9.99% in a publicly held licensee must report their interest to the Gaming Commission within ten days after acquiring their interest and may be required to provide additional information and may be required to be found suitable by the Gaming Commission. Institutional investors may be permitted to own up to 14.99% of the Colorado Casinos, through their ownership of the Company, before a finding of suitability will be required; provided, however, that such institutional investors must provide a certification within 45 days of acquiring such ownership of various matters relative to their ownership, including that such ownership was acquired for investment purposes only. The Gaming Commission maintains the right to request information from any person, directly or indirectly interested, regardless of their level of ownership, in or employed by a licensee. An application for license or a finding of suitability may be denied for any reason deemed reasonable by the Gaming Commission or the Director of the Division (the "Director"). All licensing and investigation fees must be paid by the person in question. The associated person investigation fee currently is $48 per hour.

     If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in the Company, the Company may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss by any of the Colorado Casinos of their licenses. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions which permit the repurchase of the voting interests of any person found to be unsuitable. The Company's Certificate of Incorporation includes the required provisions.

     A person or entity may not sell, lease, purchase, convey, acquire or pledge any interest in an entity licensed to conduct limited stakes gaming in Colorado without the prior approval of the Gaming Commission, except for a less than 5% interest in a publicly traded corporation.

     The Gaming Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interests in a licensed publicly traded corporation, (iv) all general partners and all limited partners of a licensed partnership, (v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying, financing, or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

     In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Gaming Commission or the Director, promptly must provide to the Gaming Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Gaming Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Gaming Commission to require a licensee or applicant to terminate its "gaming contract" with any person who failed to provide the information requested. In addition, the Director or the Gaming Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     The Colorado Casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. Slot machines, blackjack and poker are the only permitted games, with a maximum single bet of $5.00. The Colorado Casinos may not provide credit to gaming patrons. The Colorado Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective October 1 of each year, the Gaming Commission establishes the gross gaming revenue tax rate for the ensuing twelve months. Under the Colorado Constitution, the rate can be increased to as much as 40%. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%. These regulations and taxes adversely affect the Colorado Casinos' ability to generate revenues and operating profits. See "- Non-Gaming Regulation -Taxation."

     The Company believes that it is presently in material compliance with all applicable gaming rules and regulations.

     NATIONAL GAMBLING IMPACT AND POLICY COMMISSION. Federal legislation was recently enacted that established a National Gambling Impact and Policy Commission to study the economic impact of gambling on the United States, the individual states and Native American tribes. Additional federal regulation may occur due to the initiation hearings by the Commission. Any new federal legislation could have a material adverse effect on the Company.

NON-GAMING REGULATION

     LIQUOR REGULATION. The sale of alcoholic beverages is subject to licensing, control and regulation by the Liquor Agencies. The current liquor licenses for Bullwhackers Black Hawk and Bullwhackers Central City, which were recently renewed, expire in January and February of 1999, respectively. The Silver Hawk liquor license expires in June 1998 and is in the process of being renewed. Currently, the Company is seeking approval from the Liquor Agencies to expand the premises for Bullwhackers Black Hawk liquor license to include the former Bronco Billy's casino recently acquired by the Company.
In addition, the Company's liquor licenses will be deemed to have been transferred as a result of the Merger. This deemed transfer must be approved by the Liquor Agencies. There can be no assurance that such approvals of the Liquor Agencies will be obtained.

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

                                         Annual Tax Rate          Annual Tax Rate
          Annual Gross Proceeds         from 10/94 to 9/96       from 10/96 to 6/98
          ---------------------         ------------------       ------------------
     First $2 million . . . . . . .             2%                       2%
     Next $2 million. . . . . . . .             8%                       4%
     Next $1 million. . . . . . . .            15%                      14%
     Next $5 million. . . . . . . .            18%                      18%
     Proceeds over $10 million. . .            18%                      20%

     In 1997, the Gaming Commission changed the gaming tax year from October 1 through September 30 to July 1 through June 30. Accordingly, the new tax rate for the gaming tax year 1998-99 will be set by the Gaming Commission in June, effective as of July 1. While it is difficult to speculate on how the Gaming Commission may adjust the tax rates, if at all, any material increase in the tax rates could have a material adverse effect on the Company's consolidated results of operations and financial position.

EMPLOYEES

     The Company employs approximately 575 persons, including cashiers, dealers, food and beverage servers, facilities maintenance, accounting, marketing and human resources personnel. No labor unions currently represent any employees of the Company. A package of employee benefits is provided to full-time employees. The Company believes that its employee relations are satisfactory.

SEASONALITY AND INCLEMENT WEATHER

     Because the Colorado Casinos are located in the Rocky Mountains, they are subject to sudden and severe winter storms. Access to Central City and Black Hawk, which are both located ten miles from Interstate 70, is made via a two-lane secondary road. In bad weather, and in the winter months, this access road may be difficult to traverse, which reduces the number of patrons traveling to Black Hawk and Central City, and, accordingly, negatively affects the Company's operating results during these periods. As a result, the Colorado Casinos' business tends to be seasonal, with the highest level of activity occurring during the summer months.

     The site of Bullwhackers Black Hawk is located in a 100-year flood plain. To date, the Company has not experienced any flooding resulting in damage to the casino. The Company believes it carries adequate flood insurance on Bullwhackers Black Hawk. There can be no assurance that Bullwhackers Black Hawk will not suffer flood damage in the future or that any damage will be adequately covered by insurance.

PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain statements set forth above and elsewhere in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to future competition, financing and refinancing sources and availability, plans for future development or expansion activities and capital expenditures. Such statements can be identified by the use of forward-looking terminology such as "might," "may," "will," "would," "could," "except," "anticipate," "estimate," "likely," "believe, "or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results of operations in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to leverage and debt service and financing and refinancing efforts, competition, inclement weather, general economic conditions in the Denver metropolitan area, changes in gaming laws, regulations or tax rates and risks related to development and construction activities. See "Management 's Discussion and Analysis of Financial Conditions and Results of Operations-Statement on Forward-Looking Information."

ITEM 2.  PROPERTIES

     The Company owns, through wholly-owned subsidiaries, the Colorado Casinos and the parking lot including, with the exception of Bullwhackers Black Hawk, free title to the real property underlying the buildings. The Company leases the real property underlying Bullwhackers Black Hawk pursuant to a 23-year land lease expiring in 2014. The terms of the ground lease require base minimum payments for the calendar year 1996 through 1999 of $150,000 per quarter. The base minimum quarterly payments increase thereafter for each five-year period for the balance of the lease term, up to a maximum of $195,000 per quarter. Additional rent in the amount of 1.9% of Bullwhackers Black Hawk's adjusted gross revenue is payable monthly in arrears throughout the term of the lease. In February 1998, the Company entered into an amendment to this lease, commencing upon the opening of the Company's Black Hawk expansion, requiring the Company to pay 80% of the above additional rent (1.9% of adjusted gross revenues) on the joint premises of Bullwhackers Black Hawk and the former Bronco Billy's Casino The lease contains a buy-out provision which allows the Company to buy the land subject to the lease on or after November 1, 2001 at a price equal to nine times the annual base minimum rent payments in effect when the buy-out is exercised.

     On February 11, 1998, the Company entered into three ground lease agreements for the real property underlying the facility of the former Bronco Billy's casino. The terms of the first lease requires a monthly $35,000 base rent and additional rent equal to 40% of Net Win (as defined therein) of the gaming operations conducted on the premises through September 2022, with an option to extend the lease term to July 2024. The terms of the second lease requires a $22,500 monthly lease payment through July 2024. This lease contains a purchase option for $1.2 million expiring in March 2001. The terms of the third lease requires a monthly rent between $12,500 to $16,500 per month, based on a range of Average Daily Proceeds from all gaming devices on the premises, which monthly rent escalates throughout the term of the lease, through July 2024.

     In March 1997, the Company relocated its corporate offices from Denver to Lakewood, Colorado pursuant to a new $10,000 a month lease, which expires April 2002.

ITEM 3.  LEGAL PROCEEDINGS

     GENERAL. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business. The Company's management believes that the ultimate resolution of all such currently pending legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

     LADY LUCK. In October 1996, BWCC, Inc. signed a non-binding memorandum of understanding ("MOU") with Gold Coin, Inc., a wholly-owned subsidiary of Lady Luck Gaming Corporation, to explore the possibility of physically combining Bullwhackers Central City with the adjacent casino operated as Lady Luck Gold Coin Gambling Hall & Saloon and owned by Gold Coin, Inc. The prospective transaction was subject to a number of contingencies, including the execution and delivery of definitive agreements setting forth the final agreed upon terms and conditions of the transaction. While the parties continued to negotiate over unresolved issues contained in the drafts of the definitive agreements, market conditions and other events affecting the Central City market continued to change and decline significantly. Despite continued efforts to satisfactorily resolve the open issues in light of the foregoing, no final, definitive agreements were executed and delivered, and the prospective transaction was never consummated.

     In March 1998, Lady Luck Central City, Inc., formerly known as Gold Coin, Inc., filed a complaint in the District Court for the County of Jefferson, State of Colorado, Case No. 98 CV 672, captioned as LADY LUCK CENTRAL CITY, INC. V. BWCC, INC., D/B/A BULLWHACKERS CENTRAL CITY, COLORADO GAMING & ENTERTAINMENT, CO., AND LADBROKE GROUP PLC. The complaint alleges causes of action against BWCC, Inc. based upon the foregoing events for breach of contract, breach of fiduciary duty, and breach of duty of good faith. The complaint also alleges causes of action against the Company and Ladbroke Group PLC for tortious interference with contract and tortious interference with prospective business opportunity. The Company and BWCC, Inc. believe the complaint is without merit and intend to vigorously defend themselves. As required by the Colorado Regulations, the Company has notified the Division of this matter.

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

     The Company, through independent environmental consultants, conducted both Phase I and Phase II environmental examinations of the real property underlying the Bullwhackers Casinos and obtained subsequent follow-up reports, including a Phase I on the former Bronco Billy's site. Based on these examinations, the Company is not aware of any environmental problems affecting the Colorado Casinos which would likely result in material costs to the Company. Although the Company has not conducted environmental evaluations of the real property underlying the Silver Hawk Casino facility, it does not believe that there are any environmental problems affecting the Silver Hawk Casino site which are likely to result in material costs to the Company. No assurance can be given, however, that the Company will not subsequently discover significant environmental problems at any of its Colorado properties. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify additional areas within the Site, including the Colorado Casino sites, for remediation. If any of the Colorado Casinos were included in additional areas of concern within the Site, the Company could be identified as a PRP and any liability related thereto could have a material adverse effect on the Company. Furthermore, environmental conditions at any of the Company's Colorado properties could have, or could in the future have, a detrimental impact on adjacent or nearby properties or persons. No assurance can be given that no such impact on a third party will arise in the future, nor that such an impact, if it arises, will not have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The following matters were approved by the Company's stockholders at the Company's Special Meeting of Stockholders held December 12, 1997:

     1. Approval and adoption of the Merger Agreement by and among LRC, the Acquisition Sub and the Company:

          3,301,738 Shares Voted For    2,174 Shares Voted Against    0 Shares Abstained

ITEM 4A. EXECUTIVE  OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each individual who is an executive officer of the Company:

Name                        Age       Position(s)
----                        ---       -----------
Stephen J. Szapor, Jr.      38        Chief Executive Officer,
                                      President and Director

Alan L. Mayer               36        Senior Vice President,
                                      Chief Legal Officer and Secretary

Richard S. Rabin            51        Senior Vice President of Operations

Robert J. Stephens          30        Vice President of Finance and Treasurer

Jack Breslin                43        Vice President of Marketing

     STEPHEN J. SZAPOR, JR. has served as President and Chief Executive Officer of the Company since August 1995 and as a director since June 7, 1996, the Effective Date. Mr. Szapor served as Executive Vice President and Chief Financial Officer from March 1995 until August 1995. From July 1994 until joining the Company, he served as the Chief Operating Officer and a member of the board of directors of Sahara Gaming Corporation, and from June 1993 until July 1994, he was the Executive Vice President/Chief Financial Officer of Sahara Gaming Corporation. From October 1986 until June 1993, Mr. Szapor held several executive positions with Hollywood Casino Corporation including Assistant to the President and Vice President--Strategic Planning. Mr. Szapor has also held financial and accounting positions with Merrill Lynch & Co. and Arthur Andersen LLP. He holds a key license from the Gaming Commission and is a Certified Public Accountant. Mr. Szapor's employment agreement with the Company provides that he shall serve as President and Chief Executive Officer and as a director during the term of his employment. On April 29, 1997, the Compensation Committee of the Board of Directors extended Mr. Szapor's employment contract to June 7, 2000.

     ALAN L. MAYER has served as Senior Vice President, Secretary and Chief Legal Officer of the Company and its predecessors since September 1992 and served as an interim director from the Effective Date through January 1997. From 1987 to 1992, Mr. Mayer was associated with Isaacson, Rosenbaum, Woods & Levy in Denver, where he specialized in real estate, land use planning, finance, corporate and gaming law. Mr. Mayer is a member of the American Bar Association, the Colorado Bar Association, the California Bar Association and the International Association of Gaming Attorneys. He is licensed to practice law in California and Colorado. He holds a key license from the Gaming Commission and is President of the Board of Directors of the Casino Owners Association of Colorado.

     RICHARD S. RABIN has served as Senior Vice President of Operations of the Company since March 1996 and served as an interim director from the Effective Date through October 1996. Mr. Rabin served as Vice President, Finance & Administration of the Company from August 1995 until March 1996. From 1994 until joining the Company, he served as Chief Financial Officer of a riverboat gaming facility operated by Sahara Gaming Corporation in Missouri and then as General Manager of a gaming facility operated by Sahara Gaming Corporation in Nevada. From 1991 to 1994, Mr. Rabin was Chief Financial Officer and Vice President and, beginning in 1993, also General Manager, of the Glory Hole Saloon and Gambling Hall in Central City, Colorado. From 1985 until 1991, Mr. Rabin served in various positions in the gaming industry in Reno, Nevada. Mr. Rabin holds a key license from the Gaming Commission and is a Certified Public Accountant.

     ROBERT J. STEPHENS has served as Vice President of Finance since September 1996. He served as Controller, Chief Accounting Officer and Treasurer of the Company from August 1995 until September 1996. Previously, Mr. Stephens served in various finance and accounting positions since joining the Company in May 1994. From 1990 to 1994 Mr. Stephens was associated with Arthur Andersen LLP. Mr. Stephens holds a key license from the Gaming Commission and is a Certified Public Accountant.

     JACK BRESLIN has served as Vice President of Marketing since February 1997. Mr. Breslin served as President and Partner of CCI Advertising, Inc. in New Jersey, which produced campaigns for Horseshoe Casinos and Sands Hotel and Casino in Atlantic City, the Santa Fe Casino in Las Vegas, and Gold River in Laughlin, Nevada and several other casinos and riverboats throughout the country from 1991 to February 1997. Prior to that, Mr. Breslin served as in-house Creative Director for Trump's Castle Casino Resort in New Jersey.

                                      PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTER

 (a) MARKET INFORMATION. The Company's Common Stock has traded on the OTC Bulletin Board system, under the symbol "CGME" since October 1996. From June 1996 to October 1996, the Common Stock traded in the "pink sheets" in the over-the-counter market. No established public trading market for the Company's Common Stock exists. There are only, limited sporadic and infrequent trades of the Common Stock; consequently there are no reliable quotations of trading prices. Based upon information supplied to Nasdaq Trading and Market Services by the reporting brokers and information supplied to the Company by certain market makers, Nasdaq Trading and Market Services and such brokers reported the following range of high and low sales price for each quarter since the Common Stock became registered under the Securities Exchange Act of 1934 on the Effective Date:

     Quarter Ended                      High           Low
     -------------                      ----           ---
June 30, 1996                           3.50           2.50
September 30, 1996                      4.25           3.50

December 31, 1996                       5.00           4.00

     Quarter Ended                      High           Low
     -------------                      ----           ---
March 31, 1997                         $5.25          $4.50
June 30, 1997                           4.25           4.25
September 30, 1997                      5.30           2.50
December 31, 1997                       5.75           5.125

     The most recent trade of the Company's Common Stock was $5.75 per share on March 10, 1998.

(b) HOLDERS. The approximate number of record holders of the Company's Common Stock as of March 25, 1998 was approximately 13.

(c) DIVIDENDS. Since the Effective Date, the Company has neither declared nor paid dividends on the Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to follow a policy of retaining any earnings either to repay borrowings under the Company's Credit Facility, finance the Company's growth, or for general corporate purposes. In addition, the Company's Credit Facility and the Indenture governing its 12% Senior Secured Pay-In-Kind Notes due 2003 restrict the Company from paying cash dividends. Payment of dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements, contractual restrictions in the Company's debt or other instruments, and such other factors the Board of Directors may deem relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below is derived from the Company's Consolidated Financial Statements. Due to the Reorganization, comparisons of periods prior to and after June 6, 1997 may be of limited use in determining operating or other financial trends in the Company's business.
 This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-K.

                        IN THOUSANDS, EXCEPT SHARE DATA

                                                    Years Ended December 31,
                                              -------------------------------------
                                                1993         1994(b)        1995(b)
                                              -------       --------      ---------
STATEMENT OF OPERATIONS DATA:
Net revenues . . . . . . . . . . . . . .      $38,468       $ 45,474      $  47,428
Operating Expenses:
  Impairment of assets and
  predevelopment expense . . . . . . . .            -         10,804         11,347
  Reorganization items . . . . . . . . .            -              -         17,910
  Other operating expenses . . . . . . .       35,310         47,631         44,807
Income (loss) from operations. . . . . .        3,158        (12,961)       (26,636)
Interest expense . . . . . . . . . . . .        6,987         18,822         18,664
Equity loss in unconsolidated
  subsidiary . . . . . . . . . . . . . .            -         (2,324)       (70,277)
                                              -------       --------      ---------
Net loss . . . . . . . . . . . . . . . .      $(3,829)      $(32,331)     $(115,216)
                                              -------       --------      ---------
                                              -------       --------      ---------
Net loss per common share(a) . . . . . .          N/A            N/A            N/A
                                              -------       --------      ---------
                                              -------       --------      ---------
Weighted average common
  shares(a)  . . . . . . . . . . . . . .          N/A            N/A            N/A

                                            Jan. 1,1996        June 7, 1996
                                              through             through                 Year Ended
                                            June 6, 1996      December 31,1996         December 31, 1997
                                            ------------      ----------------         -----------------
STATEMENT OF OPERATIONS DATA:
Net revenues . . . . . . . . . . . . . .        $19,982             $30,680                $  52,132
Operating Expenses:
  Reorganization items . . . . . . . . .          2,290                 308                       75
  Other operating expenses . . . . . . .         17,130              26,402                   44,421
Income from operations . . . . . . . . .            562               3,970                    7,636
Interest expense . . . . . . . . . . . .            579               3,867                    6,780
Extraordinary gain from
  reorganization . . . . . . . . . . . .        164,358                  --                       --
                                            ------------      ----------------         -----------------
Net income . . . . . . . . . . . . . . .       $164,407              $  192                   $  212
                                            ------------      ----------------         -----------------
                                            ------------      ----------------         -----------------
Basic net income per common share(a) . .            N/A             $  0.04                  $  0.04
                                            ------------      ----------------         -----------------
                                            ------------      ----------------         -----------------
Weighted average common
  shares(a)  . . . . . . . . . . . . . .            N/A           5,138,888                5,194,280
                                            ------------      ----------------         -----------------
                                            ------------      ----------------         -----------------

                                                                 As of December 31,
                                            -----------------------------------------------------------
                                               1993       1994(b)      1995(b)        1996        1997
                                            --------     --------     ---------     -------     -------
BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . .   $ 12,944     $  7,977     $   3,623     $ 5,758     $ 4,228
Total assets  . . . . . . . . . . . . . .    143,622      141,093        37,680      67,048      64,679
Long-term debt (excluding current
portion)  . . . . . . . . . . . . . . . .    139,595      155,675             -      55,391      53,553
Liabilities subject to compromise . . . .          -            -       186,460          --          --
Total stockholders' equity (deficit). . .     (4,693)     (36,824)     (153,137)       4,869      5,248
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

(a) The weighted average number of common shares outstanding and net income per common share for the Predecessor Company (periods prior to June 6, 1996) have not been presented because, due to the Reorganization and implementation of fresh-start reporting, they are irrelevant.

(b) GPRI was consolidated with the Company and its other wholly-owned subsidiaries for the Company's fiscal year ended December 31, 1994, but was not consolidated with the Company and its other wholly owned subsidiaries for the Company's fiscal year ended December 31, 1995, because the Company no longer "controlled" GPRI (as determined by generally accepted accounting principles) following the commencement of the GPRI Bankruptcy Case. On May 3, 1996, GPRI was sold to Casino America, Inc. as part of the Reorganization. See Consolidated Financial Statements and Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, enacted pursuant to the Private Securities Litigation Reform Act of 1995. Such Section 21E provides certain "safe harbor" protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, competition, growth opportunities, source and uses of capital, future development or expansion activities, underlying assumptions and other statements which are other than statements of historical facts. Such statements may be identified by the use of forward-looking terminology such as "might," "may," "would," "could," "expect," "anticipate," "estimate," "likely," "believe," or "continue" or the negative thereof or other variations thereon or comparable
terminology.   Such forward-looking statements involve a number of risks, uncertainties and other factors that may significantly affect the Company's liquidity and results of operations in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.

     The forward-looking statements set forth in this Report on Form 10-K are based upon various assumptions, many of which are based, in turn, upon further assumptions, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Although the Company believes that such assumptions were reasonable when made, because such assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond the Company's control, there can be no assurance, and no representation or warranty is made, that management's expectations, beliefs or projections will result, be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include: (i) leverage and debt service, (ii) financing and refinancing efforts, (iii) significant changes in competitive factors affecting the Company, (iv) inclement weather, (v) changes in general economic conditions in the Denver metropolitan area, (vi) changes in state and local gaming laws, regulations or tax rates, (vii) risks related to development and construction activities, (viii) changes in management or control of the Company, (ix) significant changes from expectations in actual capital expenditures and operating expenses and (x) occurrences affecting the Company's ability to obtain funds from operations, to finance needed capital expenditures and other investments.

OVERVIEW

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company"), formerly known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" or "HEI" for periods prior to June 7, 1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and the Silver Hawk Casino, Inc., own and operate limited stakes gaming facilities in Colorado (collectively, the "Colorado Casinos"). The Company purchased the Silver Hawk Casino in April 1996 for $2.7 million and commenced operations on June 26, 1996. Millsite 27, Inc., also a wholly-owned subsidiary, owns a parking lot, for use by BWBH, Inc. and Silver Hawk Casino, Inc. A wholly-owned subsidiary of the Predecessor Company, Grand Palais Riverboat, Inc. ("GPRI"), developed and operated a riverboat gaming project in New Orleans, Louisiana (the "Riverboat Project"). GPRI's riverboat gaming operations commenced on March 29, 1995 and ceased on June 6, 1995. Due to the failure of the Riverboat Project, GPRI filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana ( the "Court"). Subsequently, HEI and its subsidiaries (BWBH, BWCC and Millsite 27), which collateralized the Predecessor Company's senior secured debt filed for protection under Chapter 11 of the Federal Bankruptcy Code in the Court (the "Reorganization"). Through the reorganization process, the Predecessor Company sold GPRI to Casino America, Inc., the proceeds of which went to partially satisfy GPRI creditors and HEI senior secured creditors. Additionally, in the Reorganization, the Company recapitalized by reducing its senior secured debt to $50 million and issuing all new shares of common stock. All of these events and transactions were completed on June 7, 1996 (the "Effective Date") and the Company and its three subsidiaries emerged from bankruptcy.

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

RESULTS OF OPERATIONS
     FOR THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

     The Company's net revenue increased 3%, to $52.1 million in 1997, from $50.7 million in 1996. The increase in revenue is primarily attributable to a full year of operations of the Silver Hawk Casino in 1997, which did not commence operations until June 26, 1996, and generated an incremental $2.4 million in net revenue in 1997. Bullwhackers Black Hawk produced a 1% increase in revenues in 1997. However, Bullwhackers Black Hawk's operating results were negatively affected in 1997 by severe weather in the fourth quarter and an abnormally low hold percentage on the Company's slot machinesduring November and December 1997. In addition, construction activities related to the Company's parking expansion and Kids Quest during the first five months of 1997 negatively effected revenues during that period. Additionally, the revenue growth at the Silver Hawk Casino and Bullwhackers Black Hawk was partially offset by a 13% revenue decrease at Bullwhackers Central City due to the overall decline of the Main Street casinos in the Central City market. The Central City market, which was down approximately 2% for the year, continues to struggle to compete with Black Hawk, which offers better access, parking convenience and superior properties. Additionally Bullwhackers Central City has not been able to compete effectively with Central City's largest casino, which offers substantially more amenities such as on-site parking and hotel rooms, including the opening of a major parking expansion in June 1997.
Bullwhackers Central City revenue declines accelerated in the second half of 1997, subsequent to the opening of a competitor's expanded parking facilities.

     Expenses directly related to casino operations, including casino labor expense, gaming taxes and food and beverage expense, increased 5% to $26.6 million in 1997, as compared to $25.3 million in 1996. The increase is due to a full year of operations of the Silver Hawk Casino in 1997 and an increase in the gaming taxes on revenues over $10 million from 18% to 20%.

     Marketing expense increased 8% to $6.9 million in 1997, as compared to $6.4 million in 1996. This increase is primarily due to certain cash-back promotions and busing programs in an effort to sustain business levels at Bullwhackers Central City. Additionally, a full year of marketing and promotions expenses for the Silver Hawk Casino accounted for an incremental $200,000 of marketing expense in 1997.

     Casino general and administrative expenses increased 2% to $2.9 million in 1997, as compared to $2.8 million in 1996. The slight increase primarily relates to a full year of additional administrative expenses for the Silver Hawk Casino.

     Corporate expense increased 7% to $3.0 million in 1997, as compared to $2.8 million in 1996. The increase primarily relates to $750,000 of legal, financial advisory and other fees incurred relating to the Merger. Absent these one-time transaction costs, corporate expense would have decreased 218% from the prior period.

     Depreciation and amortization decreased 15% to $5.0 million in 1997 as compared to $5.9 million in 1996. The decreased depreciation and amortization charges are a direct result of a substantial amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated in 1997, which accounted for $1.4 million of lower depreciation charges in 1997. This decrease is somewhat offset by increased depreciation and amortization charges of $500,000 due to the increased basis of the Company's assets, from the adoption of "fresh-start" accounting on June 7, 1996 and depreciation and amortization charges related to a full year of operations of the Silver Hawk Casino.

     The Company incurred no pre-opening expense in 1997 as compared to $362,000 in pre-opening expense in 1996 related to the opening of the Silver Hawk Casino.

     Reorganization and other impairment charges totaled $75,000 in 1997, as compared to $2.6 million in 1996. Reorganization expenses are costs directly related to the Reorganization and consisted primarily of professional fees in the 1997 and 1996 periods.

     Interest expense increased 55% to $6.8 million in 1997, as compared to $4.4 million in 1996. The increase in interest expense is primarily due to the Company not recording any interest expense during the Reorganization period (January 1 through June 6, 1996) on its debt obligations in default.

     FOR THE YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

     The Company's net revenue increased 7%, to $50.7 million in 1996 from $47.4 million in 1995. The increase in revenue is primarily attributable to the addition of the Silver Hawk Casino. The Silver Hawk Casino, located in Black Hawk adjacent to the Company's expanded parking lot, opened for business on June 26, 1996 and contributed approximately $3.9 million in net revenue from that date through year end. In addition, continued overall growth in the Black Hawk market and completion of the Company's expanded parking lot, which opened on June 7, 1996, contributed to the increase in the Company's net revenue. Bullwhackers Black Hawk produced a 6% increase in revenues in 1996, despite the fact that Bullwhackers Black Hawk's operations were negatively affected by the construction activities relating to expansion of the parking lot which began April 1 and ended June 7. The revenue gains in Black Hawk were offset by significant revenue declines at Bullwhackers Central City due to competition in an overall declining Central City market. The Central City market, which was down approximately 6% for the year, continues to struggle to compete with Black Hawk, which offers better access and parking convenience. Bullwhackers Central City has not been able to compete effectively with the largest operator in Central City, which offers substantially more amenities such as on-site parking and hotel rooms.

     Expenses directly related to casino operations, including casino labor expense, gaming taxes and food and beverage expense increased 3% to $25.3 million in 1996, as compared to $24.5 million in 1995. The increase is due to the addition of the Silver Hawk Casino operations and the increased business levels at Bullwhackers Black Hawk. However, as a percentage of net revenue, casino expenses decreased to 50% in 1996 from 52% in 1995. The decrease is due to certain labor efficiencies and other cost saving programs implemented in late 1995 and early 1996, particularly at Bullwhackers Central City in an effort to sustain profitability in light of the revenue decreases.
 The decrease is also due to the benefit of approximately $110,000 the Company received from the revised gaming tax structure in the fourth quarter of 1996.

     Marketing expense increased 10% to $6.4 million in 1996, as compared to $5.8 million in 1995. This increase is due to marketing efforts related to the introduction of the Silver Hawk Casino to the market and the implementation of additional customer busing programs and certain other promotions in an effort to sustain business levels at Bullwhackers Central City.

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

     Depreciation and amortization increased 23% to $5.9 million in 1996 as compared to $4.8 million in 1995. The increased depreciation charges are due to the increased book basis of the Company's assets from the adoption of "fresh-start" reporting upon emerging from bankruptcy, primarily the excess reorganization value recorded at Bullwhackers Black Hawk. The Company was required to adjust the carrying value of its assets to fair value when adopting fresh-start accounting. Also to a lesser extent, depreciation charges increased due to the addition of the

Silver Hawk Casino.

     The Company incurred $362,000 in pre-opening expense in 1996 related to the opening of the Silver Hawk Casino.

     Reorganization and other impairment charges totaled $2.6 million in 1996, as compared to $28.9 million in 1995. Reorganization expenses are costs directly related to the Predecessor Company's Reorganization and consisted primarily of professional fees in the 1996 period. Impairments are write-offs, primarily due to the write-off of affiliate receivables and capitalized financing costs in the 1995 period.

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

     LIQUIDITY AND CAPITAL RESOURCES

     On June 7, 1996, the Company entered into a $12.5 million revolving senior bank credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different facilities, including a $5 million construction line, a $5 million equipment financing line and up to a $3.5 million working capital line. No more than $12.5 million of borrowings may be outstanding at any time. Borrowings under the construction line of the Credit Facility were required to be made as of September 30, 1997. Accordingly, the construction portion of the Credit Facility expired unutilized on September 30, 1997. The Credit Facility was amended in February 1998 to convert the construction line into a $5 million acquisition line (the "Bronco Billy's Acquisition Line") to purchase and perform tenant improvements on the former Bronco Billy's casino. Borrowings under the Credit Facility accrue interest at prime plus 2.375% (10.875% as of December 31, 1997). The facilities have varying terms ranging from three to five years from when the funds are borrowed, but the entire facility matures on June 2001, with two one-year extension options. As of December 31, 1997, the Company had an outstanding balance of approximately $108,000 under the equipment financing line.

     The Company's outstanding 12% Senior Secured Pay-In-Kind Notes (the "Notes") have an outstanding principal amount of $52.9 million as of December 31, 1997. Interest on the Notes accrues at a rate of 12% per annum and is payable semi-annually in June and December. The Notes mature in June 2003.

     The Company completed two major capital projects in the 1997 period to enhance its Black Hawk properties. First, the Company completed an expansion of its parking lot and valet facility to increase the parking capacity by approximately 120 cars, bringing the total capacity to approximately 500 cars. Secondly, the Company completed construction of a day care facility adjacent to Bullwhackers Black Hawk for use by New Horizons Kids Quest III, Inc.("Kids Quest"). Kids Quest is solely responsible for the day-to-day operations of the day care facility. These construction projects aggregated approximately $3.25 million of capital expenditures, all of which was funded with cash flow from operations. In total, the Company spent $4.6 million on capital expenditures in 1997, with the remaining expenditures primarily related to the purchase of new gaming equipment.

     In April 1997, The Company responded to a Request for Proposal ("RFP") issued by the government of Ontario, Canada, to develop and operate multiple charity gaming clubs in the Province of Ontario. The clubs will offer 150 video lottery terminals ("VLT") and 40 table games with a maximum single bet of $100. In responding to the RFP, the Company and its partners formed Diamond Gaming of Ontario Inc. ("Diamond Gaming"). Diamond Gaming's shareholders are a newly formed subsidiary of the Company, which owns 45% of Diamond Gaming, a subsidiary of Ogden Corporation (45% owner) and Diamond Gaming Services Inc. (10% owner). On September 30, 1997, the Ontario Gaming Control Commission announced that Diamond Gaming was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. The development and opening of the Kingston and Belleville facilities remain contingent upon a number of items, including entering into an operating agreement with the Ontario Gaming Control Commission, reaching an agreement with property owners and local municipalities on specific sites, and obtaining zoning and other local approvals, none of which can be assured.

The proposed terms of the operating agreement will be an eight-year term with one eight-year renewal option. Diamond Gaming will receive operator's compensation equivalent to 10% of the VLT revenue and 5% of the table revenue and all other revenue. Additionally, Diamond Gaming will receive 10% of operating profits, as defined, excluding profits from VLT operations. The Company currently estimates that the two clubs in Kingston and Belleville will require an initial investment of approximately $5.0 million in the aggregate. The Company's share of such investment is approximately 47% of that amount, which it intends to fund from cash flow from operations or borrowings under the revolving portion of the Credit Facility. Pursuant to a Supplemental Indenture dated January 23, 1998, the Company has received the necessary consent of the holders of the Notes to allow it to make the required investment. The Company will account for its 45% interest in Diamond Gaming under the equity method of accounting.

     On February 13, 1998, the Company purchased the assets comprising the casino known as Bronco Billy's in Black Hawk from Pioneer Associates Limited Liability Company for approximately $5.5 million. The Company financed the purchase by borrowing $5.5 million under the Credit Facility. The Company borrowed $5.0 million under the Bronco Billy's Acquisition Line and borrowed the remaining $500,000 of the purchase price under the equipment line of the Credit Facility. The Bronco Billy's Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. Additionally, the Company anticipates to incurring an additional $2.0 million to equip and renovate the former Bronco Billy's casino for reopening, which will be funded out of cash flow from operations or additional borrowings under the Credit Facility.

     Bronco Billy's is located next to Bullwhackers Black Hawk. The Company intends to remove the common wall separating the casinos in order for the former Bronco Billy's casino to become a part of Bullwhackers Black Hawk. Subject to the approval of the Gaming Commission and the Liquor Agencies, the combined casino will be operated as a single casino, under one gaming license and one liquor license. The Company plans to open the new facility in May 1998, which will add approximately 250 slot machines (over 40% in additional capacity) to Bullwhackers Black Hawk and an additional restaurant facility. While the Company intends to operate the newly acquired Bronco Billy's facility as part of Bullwhackers Black Hawk, the Company will theme the newly acquired facility with an enhanced sports bar theme. Such theming will be distinctively different from Bullwhackers Black Hawk's victorian theme, and any theme currently offered in the Black Hawk and Central City markets.

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.
The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

NEGATIVE WORKING CAPITAL

     As of December 31, 1997, the Company's current liabilities exceeded its current assets, resulting in negative working capital. Since the Company emerged from bankruptcy on June 7, 1996, the Company has used cash generated from operations to pay down debt under the Credit Facility ahead of schedule and to pay construction costs for its parking lot expansion and Kids Quest construction from cash flows. Management believes this strategy maximizes the return on its excess cash. Additionally, should the Company have additional working capital needs, it is able to borrow up to $3.5 million under the revolving portion of the Credit Facility.

     The Company believes that the Credit Facility and its operating cash flows will provide sufficient liquidity and capital resources to fund the Company's current operations. However, there can be no assurance the Company's estimate of its need for liquidity and capital resources is accurate or that new business developments or other unforeseen events will not occur which will increase those needs. Although no additional financing are contemplated at this time, the Company may seek additional debt or equity
financing if necessary.   There can be no assurance that additional financing
will be available, or if available, will be on terms favorable to the Company. Additionally, debt or equity financing may require consent from the holders of the Notes, and the Company's senior bank lender under the Credit Facility and from Ladbroke and related entities pursuant to the Merger Agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Notes required by Item 8 are attached at the end of this Annual Report on Form 10-K and are included herein by this reference. An index to these Consolidated Financial Statements and Notes is also included in Item 14(a) of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Election of Directors" in, and is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders under the caption " Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders under the caption "Executive Compensation".

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (a)(2) Financial Statements and Financial Statement Schedules

                          INDEX TO FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . .  24
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .  25
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . .  26
Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . .  27
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .  28
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .  30

   All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

     (a)(3)    Exhibits

               See Index to Exhibits on page 43 which is incorporated herein by reference.

     (b)       Reports on Form 8-K

     1. On December 17, 1997, the Company filed a Current Report on Form 8-K. The date of report (date of the earliest event reported) was December 11, 1997. The Company reported under
               Item 5 that it reached agreement to purchase the assets comprising the casino known as Bronco Billy's in Black Hawk from Pioneer Associates Limited Liability Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Gaming & Entertainment Co.

We have audited the accompanying consolidated balance sheets of Colorado Gaming & Entertainment Co. (formerly Hemmeter Enterprises, Inc.) and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the period from June 7, 1996 through December 31, 1996, the period from January 1, 1996 through June 6, 1996 and the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Gaming & Entertainment Co. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the period from June 7, 1996 through December 31, 1996, the period from January 1, 1996 through June 6, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.



Denver, Colorado
     March 13, 1998.                                  Arthur Andersen LLP

                      COLORADO GAMING & ENTERTAINMENT CO.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                     December 31, 1997    December 31, 1996
                                                                     -----------------    -----------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................      $ 4,228              $ 5,758
  Accounts receivable, net .........................................          467                  217
  Inventories ......................................................          114                  106
  Prepaid expenses .................................................          619                  406
                                                                     -----------------    -----------------
      Total current assets .........................................        5,428                6,487
                                                                     -----------------    -----------------
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ................       41,798               41,322

EXCESS REORGANIZATION VALUE, net (Note 2) ..........................       16,491               18,256

OTHER ASSETS, net of accumulated amortization of $501 and $370,
  respectively .....................................................          962                  983
                                                                     -----------------    -----------------
                                                                          $64,679              $67,048
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .................................................      $ 1,118              $   804
  Accrued expenses (Note 2) ........................................        3,951                4,025
  Current portion of credit facility ...............................          108                1,308
  Current portion of other notes payable and capital leases ........          701                  651
                                                                     -----------------    -----------------
      Total current liabilities ....................................        5,878                6,788
                                                                     -----------------    -----------------
NOTES PAYABLE, net of current portion:
  Senior secured notes payable .....................................       52,883               52,883
  Credit facility ..................................................           --                1,136
  Other notes payable and capital leases ...........................          670                1,372
                                                                     -----------------    -----------------
                                                                           53,553               55,391
                                                                     -----------------    -----------------
      Total liabilities ............................................       59,431               62,179
                                                                     -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares authorized,
    5,236,091 and 5,138,888 shares issued and outstanding at
    December 31, 1997 and 1996, respectively .......................           52                   51
  Additional paid-in capital .......................................        4,792                4,626
  Retained earnings ................................................          404                  192
                                                                     -----------------    -----------------
      Total stockholders' equity ...................................        5,248                4,869
                                                                     -----------------    -----------------
                                                                          $64,679              $67,048
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------

           The accompanying notes are an integral part of these
                        consolidated balance sheets.

                       COLORADO GAMING & ENTERTAINMENT CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

                                                                                              January 1,
                                                        Year Ended        June 7, 1996           1996          Year Ended
                                                       December 31,     through December     through June     December 31,
                                                         1997 (a)         31, 1996(a)          6, 1996            1995
                                                       ------------     ----------------     ------------     ------------
REVENUES:
  Casino .........................................        $50,049            $29,398           $  19,126       $  44,854
  Food and beverage ..............................          3,270              1,998               1,288           3,737
  Other ..........................................            274                117                  32             286
                                                       ------------     ----------------     ------------     ------------
  Gross revenues .................................         53,593             31,513              20,446          48,877
    Less: promotional allowances .................         (1,461)              (833)               (464)         (1,449)
                                                       ------------     ----------------     ------------     ------------
  Net revenues ...................................         52,132             30,680              19,982          47,428
                                                       ------------     ----------------     ------------     ------------
OPERATING EXPENSES
  Casino .........................................         14,060              7,884               5,788          13,087
  Gaming taxes and device fees ...................          9,146              4,564               3,614           8,277
  Food and beverage ..............................          3,409              2,111               1,299           3,173
  General and administrative:
    Casino .......................................          2,869              1,557               1,249           3,223
    Corporate ....................................          3,021              1,926                 902           6,872
  Marketing ......................................          6,891              4,001               2,349           5,806
  Depreciation and amortization ..................          5,025              4,044               1,882           4,771
  Pre-opening ....................................             --                315                  47              --
  Reorganization items (Note 1) ..................             75                308               2,290          17,910
  Impairment of  assets ..........................             --                 --                  --          10,945
                                                       ------------     ----------------     ------------     ------------
  Total operating expenses .......................         44,496              26,710              19,420          74,064
                                                       ------------     ----------------     ------------     ------------
INCOME (LOSS) FROM
OPERATIONS .......................................          7,636              3,970                562          (26,636)
  Interest expense ...............................         (6,780)            (3,867)              (579)         (18,664)
  Interest income ................................             98                 89                 66              361
  Equity loss of unconsolidated subsidiary .......             --                 --                 --          (70,277)
                                                       ------------     ----------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME
  TAX PROVISION ..................................            954                192                 49         (115,216)
  Provision for income taxes .....................           (742)                --                 --               --
                                                       ------------     ----------------     ------------     ------------
  Net income (loss) before extraordinary
    gain .........................................            212                192                 49         (115,216)
  Extraordinary gain from reorganization
    items ........................................             --                 --            164,358               --
                                                       ------------     ----------------     ------------     ------------
NET INCOME (LOSS) ................................        $   212            $   192           $164,407        $(115,216)
                                                       ------------     ----------------     ------------     ------------
                                                       ------------     ----------------     ------------     ------------
BASIC NET INCOME PER SHARE(b) ....................        $  0.04            $  0.04                N/A              N/A
                                                       ------------     ----------------     ------------     ------------
                                                       ------------     ----------------     ------------     ------------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING .............................      5,194,280          5,138,888                N/A              N/A
                                                       ------------     ----------------     ------------     ------------
                                                       ------------     ----------------     ------------     ------------

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

                        COLORADO GAMING & ENTERTAINMENT CO.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except number of shares)

                                                               Common Stock
                                                            ------------------
                                                                                            Additional  Retained
                                                                                  Warrants    Paid-in   Earnings
                                                              Shares    Amount     Issued     Capital   (Deficit)      Totals
                                                            ----------  ------    --------  ----------  ---------    ---------
BALANCES, December 31, 1994 .............................    9,847,787   $ 99      $ 8,266     $2,012   $ (47,201)   $ (36,824)

Vesting of common stock grants to officers
  and directors .........................................       88,667      1           --        168          --          169
Warrants of deconsolidated subsidiary excluded in
  1995 period ...........................................           --     --       (1,266)        --          --       (1,266)
Conversion of warrants to common stock ..................     1,849,781     18          --        (18)         --           --
Net Loss ................................................            --     --          --         --    (115,216)    (115,216)
                                                            ----------  ------    --------  ----------  ---------    ---------
BALANCES, December 31, 1995 .............................    11,786,235    118       7,000      2,162    (162,417)    (153,137)
Cancellation of Predecessor Company common stock  and
  warrants and elimination of deficit ...................   (11,786,235)  (118)     (7,000)     1,951     162,417      157,250
                                                            ----------  ------    --------  ----------  ---------    ---------
BALANCES, June 6, 1996 ..................................            --     --          --      4,113          --        4,113

Issuance of new common stock ............................     5,000,000     50          --         --          --           50
Restricted stock grants to  officers and directors ......       138,888      1          --        513          --          514
Net income June 7 through December 31, 1996 .............            --     --          --         --         192          192
                                                            ----------  ------    --------  ----------  ---------    ---------
BALANCES, December 31, 1996 .............................     5,138,888     51          --      4,626         192        4,869
                                                            ----------  ------    --------  ----------  ---------    ---------
Restricted stock grants to  officers and directors ......        97,203      1          --        166          --          167
Net Income ..............................................            --     --          --         --         212          212
                                                            ----------  ------    --------  ----------  ---------    ---------
BALANCES, December 31, 1997 .............................     5,236,091  $  52     $    --     $4,792   $     404    $   5,248
                                                            ----------  ------    --------  ----------  ---------    ---------
                                                            ----------  ------    --------  ----------  ---------    ---------

 The accompanying notes are an integral part of these consolidated statements.

                     COLORADO GAMING & ENTERTAINMENT CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                               January 1,
                                                              Year Ended      June 7, 1996        1996        Year Ended
                                                              December 31,   through December  through June   December 31,
                                                                 1997          31, 1996(a)       6, 1996          1995
                                                              ------------   ----------------  ------------   ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ........................................      $   212          $   192         $ 164,407      $(115,216)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization ............................        5,025            4,044             1,882          4,771
Loss on retirements of property and equipment ............           82              150               244            127
Equity in loss of unconsolidated subsidiaries ............           --               --                --         70,277
Noncash compensation .....................................          167              514                --            169
Deferred income taxes ....................................          742               --                --             --
Impairment of assets .....................................           --               --                --         11,347
Noncash interest expense .................................          101            3,443               495         17,895
Extraordinary gain from reorganization ...................           --               --          (164,358)            --
Change in working capital and other ......................         (334)          (3,111)              822          1,374
Noncash reorganization items .............................           --               --             1,825         15,317
                                                              ------------   ----------------  ------------   ------------
Net cash provided by operating activities ................        5,995            5,232             5,317          6,061
                                                              ------------   ----------------  ------------   ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, equipment and
  leasehold improvements .................................       (4,608)          (3,224)           (3,885)        (1,508)
Net restricted funds (placed in) disbursed from escrow ...          162              244              (507)         4,209
Investment in unconsolidated subsidiaries ................          (92)              --                --         (9,270)
Advances to PRIGSA .......................................           --               --                --           (289)
Advances to affiliates, net ..............................           --               --                --         (1,257)
                                                              ------------   ----------------  ------------   ------------
Net cash used in investing activities ....................       (4,538)          (2,980)           (4,392)        (8,115)
                                                              ------------   ----------------  ------------   ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to affiliate .................           --               --                --          2,000
Proceeds from debt financing .............................        1,000            2,392             5,824             --
Payment of debt placement costs, net of
  accrued liabilities ....................................           --             (445)                --           (315)
Repayments of debt financing .............................       (3,987)          (5,509)            (3,304)        (1,651)
                                                              ------------   ----------------  ------------   ------------
Net cash provided by (used in) financing activities ......       (2,987)          (3,562)             2,520             34
                                                              ------------   ----------------  ------------   ------------
  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS .....................................       (1,530)          (1,310)             3,445         (2,020)
  CASH AND CASH EQUIVALENTS, at beginning of period ......        5,758            7,068              3,623          5,643
                                                              ------------   ----------------  ------------   ------------
  CASH AND CASH EQUIVALENTS, at end of period ............      $ 4,228          $ 5,758         $    7,068     $    3,623
                                                              ------------   ----------------  ------------   ------------
                                                              ------------   ----------------  ------------   ------------

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

                     COLORADO GAMING & ENTERTAINMENT CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                                       January 1,
                                                                    Years Ended      June 7, 1996         1996       Years Ended
                                                                    December 31,   through December   through June   December 31,
                                                                        1997         31, 1996(a)        6, 1996          1995
                                                                    ------------   ----------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest, net of amounts capitalized .............       $6,721           $ 1,020            $19          $  579
                                                                    ------------   ----------------   ------------   ------------
                                                                    ------------   ----------------   ------------   ------------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of senior secured notes payable and other
  notes payable pursuant to the Reorganization .................       $   --           $52,300            $--          $   --
                                                                    ------------   ----------------   ------------   ------------
                                                                    ------------   ----------------   ------------   ------------
Issuance of notes payable and capital lease obligations for
 purchases of property and equipment ...........................       $   --           $    --            $--          $  227
                                                                    ------------   ----------------   ------------   ------------
                                                                    ------------   ----------------   ------------   ------------
Issuance of notes payable for accrued interest
  obligations ..................................................       $   --           $ 2,883            $--          $9,416
                                                                    ------------   ----------------   ------------   ------------
                                                                    ------------   ----------------   ------------   ------------

(a) Due to the Reorganization and implementation of fresh-start reporting, financial statements for the new Reorganized Company (period starting June 7, 1996) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

  The accompanying notes are an integral part of these consolidated statements.

                       COLORADO GAMING & ENTERTAINMENT CO.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

(1)  ORGANIZATION

ORGANIZATION

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company"), formerly known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" or "HEI" for periods prior to June 7, 1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc., own and operate limited stakes gaming facilities in Colorado (collectively, the "Colorado Casinos"). The Company purchased the Silver Hawk Casino in April 1996 for $2.7 million and commenced operations on June 26, 1996. Millsite 27, Inc., also a wholly-owned subsidiary, owns a parking lot, with a capacity of approximately 500 cars, which is directly between , and is used by BWBH, Inc. and Silver Hawk Casino, Inc. A wholly-owned subsidiary of the Predecessor Company, Grand Palais Riverboat, Inc. ("GPRI"), developed and operated a riverboat gaming project in New Orleans, Louisiana (the "Riverboat Project"). GPRI's riverboat gaming operations commenced on March 29, 1995 and ceased on June 6, 1995. Due to the failure of the Riverboat Project, GPRI filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana ( the " Court"). Subsequently, HEI and its subsidiaries which collateralized the Predecessor Company's senior secured debt ( BWBH, BWCC and Millsite 27) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the Court (the "Reorganization"). Through the reorganization process, the Predecessor Company sold GPRI to Casino America, Inc., the proceeds of which went to satisfy GPRI creditors and HEI senior secured creditors. Additionally, in the reorganization, the Company recapitalized by reducing its senior secured debt to $50 million and issuing its new shares to the Predecessor Company's senior secured creditors. All of these events and transactions were completed on June 7, 1996 (the "Effective Date") and the Company and its three subsidiaries emerged from bankruptcy.

FRESH START REPORTING

     In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt "fresh-start" accounting on the Effective Date. The adjustments to reflect the consummation of the Reorganization (including the gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values have been reflected in the December 31, 1997 consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to June 7, 1996. As a result of adopting fresh-start reporting, the Reorganized Company's consolidated financial statements are not comparable with those prepared before the Effective Date, including the historical consolidated financial statements included herein.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Reorganized Company (period beginning June 7, 1996) and the Predecessor Company (periods prior to June 7, 1996) include the accounts of CG&E and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Investments in 50% or less owned entities are accounted for using the equity method.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash in banks, currency located in the casinos' vaults, coins located in the gaming device hoppers and other cash used in daily operations. Included in cash and cash equivalents at December 31, 1997 and 1996 is restricted cash totaling $525,000 and $511,000, respectively, which represents the portion of cash that is required to be maintained by the Colorado Casinos based on regulations promulgated by the Colorado Limited Gaming Control Commission (the "Gaming Commission").

     The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those investments.

CAPITALIZED INTEREST

     Interest cost associated with major construction projects is capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company's outstanding borrowings. Interest capitalized during the year ended December 31, 1997 was $62,000.

INVENTORIES

     Inventories consist of food and beverage, retail and casino supplies. Inventories are stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

EXCESS REORGANIZATION VALUE

     Excess reorganization value is amortized on a straight-line basis over
18.5 years. Accumulated amortization of excess reorganization value was $1.6 million and $577,000 at December 31, 1997 and 1996, respectively. The Company continually evaluates current events and circumstances in order to determine whether the recorded value has been impaired.

ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                               December 31,
                                              1997      1996
                                             ------   -------
     Gaming taxes payable ................   $  456   $   521
     Accrued payroll and
        related expenses .................    1,065       991
     Accrued interest ....................      601       542
     Accrued incentive compensation ......       --       454
     Accrued gaming liabilities ..........      672       624
     Other accruals ......................    1,192       893
                                             ------   -------
                                             $3,986    $4,025
                                             ------   -------
                                             ------   -------

CASINO REVENUES AND PROMOTIONAL ALLOWANCES

     In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between amounts wagered by customers, less awards or winnings paid out to customers. The retail value of food and beverage furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in casino operating expenses in the accompanying consolidated statements of operations and totaled approximately $501,000, $508,000 and $605,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

REORGANIZATION ITEMS

     Reorganization items consist of expenses and other costs directly related to the reorganization of the Company. Reorganization items included in the consolidated statements of operations consisted of the following (in thousands):

                                                     Year Ended      June 7,1996       January 1, 1996       Year Ended
                                                    December 31,        through            through          December 31,
                                                        1997       December 31, 1996     June 6,1996            1995
                                                    ------------   -----------------   ---------------      ------------
 Charge-off of debt discount and
   placement costs ...............................       $--              $ --             $   --             $10,717
 Loss charged for guarantee of subsidiary debt ...        --                --                 --               4,600
 Professional fees ...............................        75               308              2,290               2,593
                                                    ------------   -----------------   ---------------      ------------
                                                         $75              $308             $2,290             $17,910
                                                    ------------   -----------------   ---------------      ------------
                                                    ------------   -----------------   ---------------      ------------

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

EARNINGS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") effective December 15, 1997. This pronouncement requires the presentation of the earnings per share ("EPS") based on the weighted average number of common shares outstanding (referred to as basic earnings per share) and earnings per share giving effect to all dilutive potential common shares that were outstanding during the reporting period (referred to as diluted earnings per share or earnings per share assuming dilution). In addition, this pronouncement requires restatement of earnings per share for all prior periods presented. As a result of the Reorganization and the implementation of fresh-start accounting, the periods prior to June 6, 1996 are not comparable to subsequent periods and accordingly are not presented.

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands).

                                                  Year Ended        June 7,1996       January 1,1996    Year Ended
                                                 December 31,         through            through       December 31,
                                                     1997         December 31, 1996    June 7, 1996        1995
                                                 ------------     -----------------   ---------------  ------------
 Income available to common shareholders          $      212         $      192              --              --
                                                 ------------     -----------------
                                                 ------------     -----------------
 Weighted average number of common
 shares used in basic EPS                          5,194,280          5,138,888             N/A             N/A
 Effect of dilutive securities ( see Note 6):
   Management stock incentive plan                   118,350             97,203             N/A             N/A
                                                 ------------     -----------------   ---------------  ------------
                                                   5,312,630          5,236,091             N/A             N/A
                                                 ------------     -----------------   ---------------  ------------
                                                 ------------     -----------------   ---------------  ------------

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Adoption of this standard will not have a material impact on the Company's financial statements.

YEAR 2000

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company's net income.

(3)  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted of the following (in thousands):

                                        December 31,
                                     1997         1996
                                  ---------    ---------
Land and improvements ........    $  13,997    $  12,288
Building and improvements ....        7,010        5,359
Leasehold improvements .......       20,778       20,935
Gaming equipment, furniture
  and fixtures ...............       20,509       19,975
Construction-in-progress .....          102          335
                                  ---------    ---------
                                     62,396       58,892
Less: accumulated
 depreciation ................      (20,598)     (17,570)
                                  ---------    ---------
                                  $  41,798    $  41,322
                                  ---------    ---------
                                  ---------    ---------

Depreciation and amortization are computed using the straight-line method over the following useful lives:

                                       Useful Lives
                                     --------------
Land improvements ............             15 years
Building and improvements ....       5 - 31.5 years
Leasehold improvements .......         5 - 23 years
Gaming equipment,
  furniture and fixtures .....       5 - 31.5 years

(4)  NEW VENUE PROJECTS

     For the years ended December 31, 1997, 1996 and 1995, the Company expensed $140,000, $120,000 and $402,000, respectively, for predevelopment costs related to various potential development opportunities in new gaming venues throughout North America. The costs incurred represent design, presentation, research, consulting, regulatory and other costs associated with pursuing development opportunities in new gaming venues. Of the $140,000 incurred in 1997, only $50,000 was a "restricted investment" as defined by the Indenture for the Notes.

     In April 1997, The Company responded to a Request for Proposal ("RFP") issued by the government of Ontario, Canada, to develop and operate multiple charity gaming clubs in the Province of Ontario. The clubs will offer 150 video lottery terminals ("VLT") and 40 table games with a maximum single bet of $100. In responding to the RFP, the Company and its partners formed Diamond Gaming of Ontario Inc. ("Diamond Gaming"). Diamond Gaming's shareholders are a newly formed subsidiary of the Company, which owns 45% of Diamond Gaming, a subsidiary of Ogden Corporation (45% owner) and Diamond Gaming Services Inc. (10% owner). On September 30, 1997, the Ontario Gaming Control Commission announced that Diamond Gaming was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. The development and opening of the Kingston and Belleville facilities remain contingent upon a number of items, including entering into an operating agreement with the Ontario Gaming Control Commission, reaching an agreement with property owners and local municipalities on specific sites, and obtaining zoning and other local approvals, none of which can be assured.
 The proposed terms of the operating agreement will be an eight-year term with one eight-year renewal option. Diamond Gaming will receive operator's compensation equivalent to 10% of the VLT revenue and 5% of the table revenue and all other revenue. Additionally, Diamond Gaming will receive 10% of operating profits, as defined, excluding profits from VLT operations. The Company currently estimates that the two clubs in Kingston and Belleville will require an initial investment of approximately $5.0 million in the aggregate. The Company's share of such investment is approximately 47% of that amount, which it intends to fund from cash flow from operations or borrowings under the revolving portion of the Credit Facility. Pursuant to a Supplemental Indenture dated January 23, 1998, the Company has received the necessary consent of the holders of its Notes to allow it to make the required investment. The Company will account for its 45% interest in Diamond Gaming under the equity method of accounting. (5)

NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                              December 31,
                                             1997      1996
                                          -------   -------
Senior Secured Pay-In-Kind Notes .....    $52,883   $52,883
Credit facility ......................        108     2,444
Other ................................      1,371     2,023
                                          -------   -------
                                           54,362    57,350
Less:  current portion                        809     1,959
                                          -------   -------
                                          $53,553   $55,391
                                          -------   -------
                                          -------   -------

     CREDIT FACILITY

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different facilities, including a $5 million construction line, a $5 million equipment financing line and up to a $3.5 million working capital line. No more than $12.5 million of borrowings may be outstanding at any time. Borrowings under the construction portion of the Credit Facility were required to be made as of September 30, 1997. Accordingly, the construction portion of the Credit Facility expired unutilized on September 30, 1997. Borrowings under the Credit Facility accrue interest at prime plus 2.375% (10.875% as of December 31, 1997). The facilities have varying terms ranging from three to five years from when the funds are borrowed, but the entire facility matures on June 7, 2001, with two one-year extension options. As of December 31, 1997, the Company had an outstanding balance of approximately $108,000. Borrowings are secured by a first priority lien and security interest in substantially all of the real and personal property owned or leased by the Company. The carrying amount of the Credit Facility is a reasonable estimate of fair value, as terms of the line reflect current rates

     SENIOR SECURED PAY-IN-KIND NOTES

     Pursuant to the Reorganization on June 6, 1996, senior creditors received a new issue of Senior Secured Pay-In-Kind Notes ( the "Notes") having an aggregate principal amount of $50 million, due 2003. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually. Through the first year the Notes were outstanding, at the option of the Company, interest on the Notes was payable either in cash or through the issuance of additional Notes. Thereafter, the Company is required to pay interest on the Notes in cash. On December 1, 1996, the Company made an interest payment on the Notes by issuing $2.9 million of additional Notes. All future interest payments are due in cash. The Notes are secured by substantially all the assets of the Company. In addition, the Notes Indenture includes certain restrictive covenants. As of December 31, 1997, the fair values of the Notes is approximately $57.1 million, which are based on quoted market prices (108%). The Notes are redeemable prior to maturity, in whole or part, at the election of the Company on or after June 1, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on the June 1st in the years indicated below:

          YEAR                                    REDEMPTION PRICE
          ----                                    ----------------
          2000                                        104%
          2001                                        103%
          2002                                        102%
          2003                                        100%

OTHER NOTES

     Pursuant to the Reorganization, the Company issued two unsecured promissory notes to Capital Associates International, Inc. ("CAI") in the respective principal amounts of $1.6 million and $3 million, both accruing interest at the rate of 9% per annum. The $1.6 million note is due in 10 equal quarterly installments which commenced September 7, 1996. The second note in the amount of $3 million is payable in 20 quarterly installments of principal and interest (at 9% per annum). The $3 million note was reduced by $2.3 million in funds received by CAI in respect of its claims filed in the GPRI Bankruptcy. Accordingly, the outstanding balance on the $3 million note is approximately $670,000 as of December 31, 1997. The outstanding balance on the $1.6 million note is approximately $700,000 as of December 31, 1997. The Company considers the estimated fair value of such notes to be the same as its carrying value since the obligations were entered into as of the Effective Date, and no significant interest rate fluctuations have occurred since that date.

     Aggregate annual maturities of long-term debt, are as follows:

     1998                             $   809
     1999                                  --
     2000                                 306
     2001                                 364
     2002                                  --
     Thereafter                        52,883
                                      -------
     Total                            $54,362
                                      -------
                                      -------

     Subsequent to year end, the Company borrowed $5.5 million under the Credit Facility to finance the acquisition of Bronco Billy's. Additional repayments with respect to these borrowings are $1.0 million, $1,1 million, $1.1 million and $2.3 million, payable in 1998, 1999, 2000 and 2001, respectively.

(6)  STOCKHOLDER'S EQUITY

     Pursuant to the Reorganization, the Predecessor Company's preferred stock, common stock and warrants were canceled on the Effective Date. The Reorganization provided for the amendment and restatement of the Company's certificate of incorporation and bylaws. The new charter authorized 20 million shares of $.01 par value common stock. Upon the Effective Date, 5 million shares of common stock of CG&E were issued on a pro rata basis to the Predecessor Company's senior secured creditors. In addition, the Company's President and Chief Executive Officer was issued 138,888 shares of common stock on the Effective Date. Also on the Effective Date, 416,667 shares were reserved to be issued to executive management pursuant to the Management Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for shares to be issued to certain management individuals annually, for the three years following the Effective Date based on the Company meeting certain performance criteria. Once granted, the shares are fully vested. On June 7, 1997, the Company granted 97,203 shares to management due to the performance criteria being achieved. As of December 31, 1997, there are 319,464 shares available for grant under the Stock Plan.

(7)  INCOME TAXES

     The Company recorded no income tax expense in the 1995 and 1996 periods due to the Company's significant loss position, and the effect of the Reorganization on the Company's tax position. For the year ended December 31, 1997 the Company recorded a $342,000 deferred tax provision. A reconciliation of income tax expense to the statutory federal tax rate of 34% is as follows:

Statutory Rate ........   34.0%

Effects of:
State Taxes ...........    3.3%
Goodwill ..............   40.5%
                          -----
Effective Tax Rate ....   77.8%
                          -----

     The components of the deferred tax asset as of December 31, 1997 and 1996 are as follows.

                                              1997        1996
                                            -------     -------
CURRENT:
Accrued vacation, gaming liabilities
and incentive compensation                  $   261     $   458
NON-CURRENT:
Difference in asset basis                       456         458
Recognition of legal settlement                 503         740
Impairment of assets                          1,208       3,860
Net operating loss carryforwards              4,689       2,343
                                            -------     -------
Gross deferred tax asset                      7,117       7,859
Valuation allowance                          (7,117)     (7,859)
                                            -------     -------
                                            $    --     $    --
                                            -------     -------
                                            -------     -------

     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has NOL's totaling approximately $12.5 million, which expire beginning in 2008. Pursuant to the Reorganization, the old shares of common stock were canceled and newly authorized common stock was issued to the Company's senior secured creditors, effecting an ownership change as defined in section 382 of the Internal Revenue Code. The effect of this ownership change limits the utilization of NOL's generated prior to the Effective Date to approximately $520,000 annually. Utilization of NOL's generated subsequently to the Effective Date, totaling approximately $6.3 million, is unlimited.

(8) LEASES

OPERATING LEASES

     The Company leases real property, on which Bullwhackers Black Hawk was constructed. The lease is for a period through 2014 and requires an annual base rent as specified below, payable quarterly. The land lease also requires monthly payments of additional rent equal to 1.9% of gross revenues, as defined. Total base rent plus additional rent pursuant to the lease agreement for the three years ended December 31, 1997 was $1.1 million each year. In addition to the specified rental payments, the Company is also responsible for any and all costs associated with the leased property, including but not limited to taxes and assessments, utilities, insurance, maintenance and repairs. The Company has an option to purchase the leased land, beginning November 1, 2001, for an amount equal to nine times the annual base minimum rent payment then in effect, or $5.9 million on that date.

     Future annual base rental payments for the land lease as of December 31, 1997 are as follows:

                    Year ending December 31 (in thousands):
              1998 ...........................              $  600
              1999 ...........................                 600
              2000 ...........................                 660
              2001 ...........................                 660
              2002 ...........................                 660
              Thereafter .....................               8,690
                                                         ---------
              Total ..........................           $  11,870
                                                         ---------
                                                         ---------

     In March 1997, the Company relocated its corporate offices to Lakewood, Colorado pursuant to a new $10,000 a month lease, which expires April 2002.

     On February 11, 1998, the Company entered into three ground lease agreements for the real property underlying the facility of the former Bronco Billy's casino. The terms of the first lease requires a monthly $35,000 base rent payment and additional rent equal to 40% of Net Win (as defined) of the gaming operations conducted on the premises through September 2022, with an option to extend the lease term to July 2024. The terms of the second lease requires a $22,500 monthly lease payment through July 2024. This lease contains a purchase option for $1.2 million expiring in March 2001. The terms of the third lease requires a monthly rent between $12,500 to $16,500 per month, based on a range of Average Daily Proceeds (as defined) from all gaming devices conducted on the premises, which monthly rent escalates throughout the term of the lease, through July 2024.

(9) RELATED PARTY TRANSACTIONS

DUE FROM AFFILIATES

     In 1997, the Company paid $250,000 to Unirock Management Company, a merchant banking firm controlled by the Chairman of the Board of Directors for the Company. Unirock Management Company provided financial advisory services to the Company related to the Merger. The Company believes that this transaction is on terms at least as favorable as would have been obtained from non-related parties.

     In 1994 and 1995, the Predecessor Company made approximately $4.8 million of advances to former officers and various affiliates which were majority owned by the controlling stockholders and certain officers of the Predecessor Company. No amounts were ever repaid under these advances. Due to the deterioration of the financial condition of the affiliates and certain officers to which the Predecessor Company had advanced funds, the Predecessor Company determined it was unlikely that it would collect any of the advances to affiliates and, accordingly, provided a reserve for the entire $4.8 million amounts owed the Company as of December 31, 1995. These write-offs are reflected as impairment of assets in the accompanying consolidated statements of operations.

(10) COMMITMENTS AND CONTINGENCIES

GAMING LICENSES

     The Colorado Casinos are required to comply with laws and regulations promulgated by the Colorado Gaming Commission in order to maintain continued operations. Bullwhackers Black Hawk and Bullwhackers Central City operate under separate current annual gaming licenses which expire in December 1998, whereas the Silver Hawk Casino license expires in June 1998. Management anticipates that such gaming licenses will be renewed.

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

                                        Annual Tax Rate from      Annual Tax Rate
        Annual Gross Proceeds              10/94 to 9/96         from 10/96 to 6/98
        ---------------------           --------------------     ------------------
      First $2 million ...............            2%                      2%
      Next $2 million ................            8%                      4%
      Next $1 million ................           15%                      14%
      Next $5 million ................           18%                      18%
      Proceeds over $10 million ......           18%                      20%

     Additionally, the city and state levy device fees ranging from $75 to $1,265 per device per annum. For the years ended December 31, 1997, 1996 and 1995 the Company recorded $9.1 million, $8.2 million and $8.3 million, respectively, in total gaming taxes and device fees. In 1997, the Gaming Commission changed the gaming tax year from October 1 through September 30 to July 1 through June 30. Accordingly, the new tax rate for the gaming tax year 1998-99 will be set by the Gaming Commission in June, effective as of July 1, 1998. While it is difficult to speculate on how the Gaming Commission may adjust the tax rates, if at all, any material increase in the tax rates could have a material adverse effect on the Company's consolidated results of operations and financial position.

EMPLOYMENT AGREEMENTS

     In 1996, the Company entered into employment agreements with certain executives of the Company. These employment agreements are each for initial term of three years, and renew thereafter for successive one year terms unless terminated by each of the respective parties. On April 29, 1997, the Compensation Committee of the Board of Directors extended Mr. Szapor's employment contract to June 7, 2000.

OTHER COMMITMENTS

     Effective August 22, 1997, the Company entered into an Agreement and Plan of Merger, as amended as of October 21, 1997 (the "Merger Agreement"), with Ladbroke Racing Corporation, a Delaware corporation ("LRC"), and CG&E Acquisition Corp., a Delaware corporation ("Acquisition Sub"), pursuant to which the Acquisition Sub will be merged with and into the Company (the "Merger"). Prior to the Merger and pursuant to the terms of the Merger Agreement, LRC will assign all of its rights and obligations under the Merger Agreement, including its interest in the Acquisition Sub, to Ladbroke Gaming Corporation, a Delaware corporation ("Ladbroke"), a wholly-owned subsidiary of Ladbroke Group PLC, the ultimate parent of LRC. As a result of the assignment and the

Merger, the Company will become a wholly-owned subsidiary of Ladbroke. Pursuant to the Merger Agreement, holders of the Company's common stock, $0.01 par value (the "Common Stock"), will be entitled to receive $6.25 in cash for each share of Common Stock held by them immediately prior to the Merger. On December 12, 1997, stockholders of the Company approved and adopted the Merger Agreement. The Merger remains subject to approval by the Colorado Limited Gaming Control Commission (the "Gaming Commission"). Although there can be no assurances, closing of the Merger is anticipated to occur sometime in the third quarter of 1998. However, pursuant to the terms of the Merger Agreement, if the Merger has not been consummated on or before September, 30 1998, which date may be extended by the mutual written consent of LRC and the Company, either party has the right to terminate the Merger Agreement and abandon the Merger.

LEGAL PROCEEDINGS

     In October 1996, BWCC, Inc. signed a non-binding memorandum of understanding ("MOU") with Gold Coin, Inc., a wholly-owned subsidiary of Lady Luck Gaming Corporation, to explore the possibility of physically combining Bullwhackers Central City with the adjacent casino operated as Lady Luck Gold Coin Gambling Hall & Saloon and owned by Gold Coin, Inc. The prospective transaction was subject to a number of contingencies, including the execution and delivery of definitive agreements setting forth the final agreed upon terms and conditions of the transaction. While the parties continued to negotiate over unresolved issues contained in the drafts of the definitive agreements, market conditions and other events affecting the Central City market continued to change and decline significantly. Despite continued efforts to satisfactorily resolve the open issues in light of the foregoing, no final, definitive agreements were executed and delivered, and the prospective transaction was never consummated.

     In March 1998, Lady Luck Central City, Inc., formerly known as Gold Coin, Inc., filed a complaint in the District Court for the County of Jefferson, State of Colorado, Case No. 98 CV 672, captioned as LADY LUCK CENTRAL CITY, INC. V. BWCC, INC., D/B/A BULLWHACKERS CENTRAL CITY, COLORADO GAMING & ENTERTAINMENT, CO., AND LADBROKE GROUP PLC. The complaint alleges causes of action against BWCC, Inc. based upon the foregoing events for breach of contract, breach of fiduciary duty, and breach of duty of good faith. The complaint also alleges causes of action against the Company and Ladbroke Group PLC for tortious interference with contract and tortious interference with prospective business opportunity. The Company and BWCC, Inc. believe the complaint is without merit and intend to vigorously defend themselves. As required by the Colorado Regulations, the Company has notified the Division of this matter.

     The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. The Company's management believes that the ultimate resolution of currently pending legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

(11) SUBSEQUENT EVENTS (UNAUDITED)

     On February 13, 1998, the Company purchased the assets comprising the casino known as Bronco Billy's in Black Hawk from Pioneer Associates Limited Liability Company for approximately $5.5 million. In connection with the purchase, the Company entered into an amendment to the Credit Facility converting the expired $5 million construction line into a new line up to $5 million (the "Bronco Billy's Acquisition Line") to purchase and perform tenant improvements on the former Bronco Billy's casino. The Company borrowed $5.0 million of the purchase price under the Bronco Billy's Acquisition Line and borrowed the remaining $500,000 of the purchase price under the equipment portion of the Credit Facility. The Bronco Billy's Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. Additionally, the Company anticipates to incur an additional $2.0 million to equip and renovate the former Bronco Billy's casino for reopening, which will be funded out of cash flow from operations or additional borrowing from the Credit Facility.

     Bronco Billy's is located next to Bullwhackers Black Hawk. The Company intends to remove the common wall separating the casinos in order for the former Bronco Billy's to become a part of Bullwhackers Black Hawk.

Subject to the approval of the Gaming Commission and the Liquor Agencies, the combined casino will be operated as a single casino, under one gaming license and one liquor license. The Company plans to reopen the new facility in May 1998, which will add approximately 250 slot machines and an additional restaurant facility to Bullwhackers Black Hawk. The Company intends the expansion of Bullwhackers Black Hawk to be known as The Bullpen Sports Casino with an enhanced sports-bar theme.

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly information excluding any reorganization or other impairment changes related to the Reorganization and disposition of assets.

        1997               1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
        ----               -----------  -----------  -----------  -----------
 Net Revenues                $  12,973    $  13,392    $  14,090    $  11,677
 Operating Income                1,368        1,849        2,424        1,995
 Net Income (Loss)               (346)           74          366          118

        1996               1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
        ----               -----------  -----------  -----------  -----------
 Net Revenues                $  11,023    $  12,204    $  14,625    $  12,810
 Operating Income                  424          319        1,926        1,863
 Net Income                        328      163,868          232          171

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLORADO GAMING & ENTERTAINMENT CO.



                                       By: /s/  Stephen J. Szapor, Jr.
                                           ----------------------------------
                                           Stephen J. Szapor, Jr.
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                  Title                                 Date
     ---------                  -----                                 ----

/s/  Stephen J. Szapor, Jr.     President and Chief                   March 25, 1998
---------------------------     Executive Officer, Director
Stephen J. Szapor, Jr.          (Principal Executive
                                Officer)

/s/  Robert J. Stephens         Vice President of Finance             March 25, 1998
---------------------------     (Principal Financial and
Robert J. Stephens              Accounting Officer)

/s/  Franklin S. Wimer          Director, Chairman of                 March 25, 1998
---------------------------     the Board
Franklin S. Wimer

/s/ Philip J. DiBerardino       Director                              March 25, 1998
---------------------------
Philip J. DiBerardino

/s/  Steve Leonard              Director                              March 25, 1998
---------------------------
Steve Leonard

/s/ Mark van Hartesvelt         Director                              March 25, 1998
---------------------------
Mark van Hartesvelt

                                  INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------
   2.1         Disclosure Statement for First Amended Joint Plan of
               Reorganization of the Company, BWBH, Inc., BWCC, Inc. and
               Millsite 27, Inc.*

   2.2         First Amended Joint Plan of Reorganization of the Company, BWBH,
               Inc., BWCC, Inc. and Millsite 27, Inc. (included in exhibit 2.1.).*

   2.3 Agreement and Plan of Merger dated as of August 22, 1997 by and among the Company, Ladbroke Racing Corporation ("Ladbroke") and
               CG&E Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 27,
               1997).

   2.4 Stock Option Agreement dated as of August 22, 1997 by and between the Company and Ladbroke (incorporated by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K filed August 27,
               1997).

   2.5 First Amendment to Agreement and Plan of Merger dated as of October 21, 1997, among the Company, Ladbroke and CG&E
               Acquisition Corp.

   2.6         Asset Purchase Agreement, dated December 10, 1997, by and between
               CG&E and Pioneer Associates Limited Liability Company
               ("Pioneer").

   3.1         Amended and Restated Articles of Incorporation of the Company.*

   3.2         Amended and Restated By laws of the Company.*

   4.1         Indenture between the Company and Fleet National Bank, as
               Trustee.*

   4.2         Specimen Certificate of Common Stock.*

   4.3         Form of Note.*

   4.4         Registration Rights Agreement.*

   4.5 First Supplemental Indenture date as of January 23, 1998 by and between the Company and State Street Bank and Trust Company, as successor in interest to Fleet National Bank, as Trustee.

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

  10.21 State of Colorado, Department of Revenue, Limited Gaming License issued to Bullwhackers Central City Casino.*

  10.22        State of Colorado, Department of Revenue, Alcoholic Beverage
               License issued to BWCC, Inc.*

  10.23        City of Central City, Retail Liquor License issued to BWCC, Inc.*

  10.24        City of Central City, Extended Hours License issued to BWCC,
               Inc.*

  10.25        Colorado Gaming & Entertainment Co. Management Stock Incentive
               Plan.*+

  10.26        Colorado Gaming & Entertainment Co. Management Cash Bonus Plan.*+

  10.27        Form of Consulting Agreement between the Company and Christopher
               B. Hemmeter.*

  10.28        Form of Consulting Agreement between the Company and Mark M.
               Hemmeter.*

  10.29        Employment Agreement between the Company and Stephen J. Szapor,
               Jr.*+

  10.30        Employment Agreement between the Company and Alan L. Mayer.*+

  10.31        Employment Agreement between the Company and Richard Rabin.*+

  10.32        Employment Agreement between the Company and Robert Stephens .+

  10.33        Employment Agreement between the Company and Jack Breslin.+

  10.34 Second Amendment to Loan and Security Agreement by and among the BWBH, Inc., BWCC, Inc. and Silver Hawk Casino, Inc., and Foothill
               Capital Corporation dated February 9, 1998.

  10.35 Amendment to Lease Agreement, dated February 27, 1998 by and among Jerry L. Brown and Harold Gene Reagin and HP Black Hawk,
               L.P.

    10.36 Lease Acknowledgment, Assumption and Modification Agreement, dated February 11, 1998 by and among Pioneer, BWBH, Inc. and
               Edward E. Smith and Shirley J. Smith.

  10.37 Lease Acknowledgment, Assumption and Modification Agreement, dated February 11, 1998 by and among Pioneer, BWBH, Inc. and KDL,
               Inc. ("KDL").

  10.38 Lease Acknowledgment, Assumption and Modification Agreement, dated February 11, 1998 by and among Pioneer, BWBH, Inc., KDL and
               Elizabeth Branecki.

  10.39        First Amendment to Employment Agreement between the Company and
               Stephen J. Szapor, Jr.+


  21.1         List of Subsidiaries.*

  25.1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended of Fleet National Bank, as Trustee under the Indenture.*

  27.1         Financial Data Schedule.

* Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form 10, with the exception of exhibit 25.1 was previously referenced as 99.1 (File No. 0 - 28068).

+    Indicates management contract or compensatory plan, contract or arrangement.