Form 10-Q
period 1998-03-31
COLORADO GAMING & ENTERTAINMENT CO
filed 1998-05-12
CIK 918390

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                                   _____________
                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

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

      Number of shares of common stock outstanding at May 12, 1998: 5,236,091

                        Colorado Gaming & Entertainment Co.
                                     Form 10-Q
                                       Index



                                                                         Page
                                                                         ----
Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets - as of March 31, 1998 and           1
               December 31, 1997.

          Consolidated Statements of Operations - for the three months     2
               ended March 31, 1998 and 1997.

          Consolidated Statements of Cash Flows - for the three months     3
               ended March 31, 1998 and 1997.

          Notes to Consolidated Financial Statements                      4-6

Item 2.   Management's Discussion and Analysis                            7-9


PART II   OTHER INFORMATION                                              10-11


SIGNATURES                                                                 12

                        Colorado Gaming & Entertainment Co.
                            Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                                        March 31, 1998   December 31, 1997
                                                        --------------   -----------------
                                                         (unaudited)
                             ASSETS
Cash                                                         $ 7,168            $ 4,228
Accounts receivable, net                                         327                467
Inventories                                                      118                114
Prepaid expenses                                               1,188                619
                                                             -------            -------
     Total current assets                                      8,801              5,428

Property, equipment and leasehold improvements, net           47,316             41,798

Excess reorganization value, net                              15,709             16,491

Other assets, net                                              1,047                962
                                                             -------            -------
     Total assets                                            $72,873            $64,679
                                                             -------            -------
                                                             -------            -------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable and credit facility           1,915                809
Accounts payable                                                 933              1,118
Accrued interest                                               2,200                601
Accrued expenses                                               3,805              3,350
                                                             -------            -------
     Total current liabilities                                 8,853              5,878
                                                             -------            -------
Senior secured notes payable                                  52,883             52,883
Other notes payable and credit facility, net of
  current portion                                              5,023                670
                                                             -------            -------
     Total non-current liabilities                            57,906             53,553
                                                             -------            -------
     Total liabilities                                        66,759             59,431
                                                             -------            -------

Common stock, $.01 par value, 20 million shares
   authorized, 5,236,091 and 5,138,888 issued and
   outstanding, respectively                                      52                 52
Additional paid-in capital                                     4,892              4,792
Retained earnings                                              1,170                404
                                                             -------            -------
     Total stockholders' equity                                6,114              5,248
                                                             -------            -------
     Total liabilities and stockholders' equity              $72,873            $64,679
                                                             -------            -------
                                                             -------            -------

    The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         Colorado Gaming & Entertainment Co.
                       Consolidated Statements of Operations
                       (In thousands, except per share data)

                                           Three Months        Three Months
                                               Ended              Ended
                                          March 31, 1998      March 31, 1997
                                          --------------      --------------
                                            (Unaudited)         (Unaudited)
Revenue:
  Casino                                      $13,400             $12,455
  Food and beverage                               946                 834
  Other                                            38                  63
                                               ------              ------
    Gross revenue                              14,384              13,352
  Less:  promotional allowances                  (406)               (379)
                                               ------              ------
    Net revenue                                13,978              12,973

Operating Expenses:
  Casino                                        3,355               3,687
  Gaming taxes                                  2,390               2,267
  Food and beverage                               990                 852
  General and administrative:
    Casino                                        800                 746
    Corporate                                     728                 751
  Marketing                                     1,721               1,725
  Depreciation and amortization                   934               1,577
  Pre-opening                                      23                --
                                               ------              ------
       Total operating expenses                10,941              11,605

Income from operations                          3,037               1,368

  Interest expense                             (1,702)             (1,742)
  Interest income                                  11                  28
                                               ------              ------
Income (loss) before income tax provision       1,346                (346)

  Income tax provision                           (580)                --
                                               ------              ------

Net income (loss)                              $  766              $ (346)
                                               ------              ------
                                               ------              ------
 Net income (loss) per common share            $ 0.15              $(0.07)
                                               ------              ------
                                               ------              ------

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                        Colorado Gaming & Entertainment Co.
                       Consolidated Statements of Cash Flows
                                   (In thousands)

                                                          Three Months        Three Months
                                                              Ended               Ended
                                                         March 31, 1998       March 31, 1997
                                                         --------------       --------------
                                                           (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   766             $  (346)

   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                934               1,577
   Deferred income tax expense                                  580                  --
   Noncash compensation expense                                 100                 120
   Loss on disposition of assets                                (15)                124
   Change in working capital and other                        1,372               1,827
                                                            -------              ------
      Net cash provided by operating activities               3,737               3,302

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Expenditures for acquisitions and capital
     improvements                                            (6,254)             (1,461)
   Net change in restricted funds                                (1)                 42
                                                            -------              ------
     Net cash used in investing activities                   (6,255)             (1,419)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from credit facility                              5,766                  --
   Repayments of other notes payable, capital leases
     and credit facility                                       (308)             (1,489)
                                                            -------              ------
     Net cash provided by (used in) financing activities      5,458              (1,489)

INCREASE IN CASH                                              2,940                 394

CASH, at beginning of period                                  4,228               5,758
                                                            -------              ------
CASH, at end of period                                      $ 7,168             $ 6,152
                                                            -------              ------
                                                            -------              ------

    The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        COLORADO GAMING & ENTERTAINMENT CO.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company") was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc., own and operate limited stakes gaming facilities in Colorado, individually known as Bullwhackers Black Hawk, Bullwhackers Central City, and the Silver Hawk Saloon & Casino, respectively. Millsite 27, Inc., also a wholly-owned subsidiary of CG&E, owns a surface parking facility, used for the benefit of Bullwhackers Black Hawk and the Silver Hawk Casino.

INTERIM REPORTING

     The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on the Company's net income.

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

                                               Three Months      Year Ended
                                                   Ended        December 31,
                                              March 31, 1998       1997
                                              --------------    ------------
   Income available to common shareholders      $      766       $      212
                                                ----------       ----------
                                                ----------       ----------
   Weighted average number of common
   shares used in basic EPS                      5,236,091        5,194,280

   Effect of dilutive securities:
     Management stock incentive plan               118,350          118,350
                                                ----------       ----------
                                                 5,354,441        5,312,630
                                                ----------       ----------
                                                ----------       ----------

(2)  PROPERTY

     On May 1, 1998, the Company opened Bullwhackers' Bullpen Sports Casino (the "Bullpen"), a 260 slot machine expansion to Bullwhackers Black Hawk. On February 13, 1998, the Company purchased the assets comprising the Bullpen from Pioneer Associates Limited Liability Company for approximately $5.5 million. Additionally, the Company incurred approximately an additional $2.0 million to equip and renovate the Bullpen. The Bullpen is located immediately adjacent to Bullwhackers Black Hawk. The Company removed the common wall separating Bullwhackers Black Hawk from the Bullpen. The combined casino will be operated as a single casino, under one gaming license and one liquor license.

(3)  NOTES PAYABLE

     CREDIT FACILITY

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.875% as of March 31, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001 with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provided up to $5.0 million (the "Bullpen Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Company borrowed $5.0 million under the Bullpen Acquisition Line and $500,000 under the equipment portion of the Credit Facility to finance the acquisition of the Bullpen assets on February 13, 1998. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. As of March 31, 1998, the Company had an outstanding balance of approximately $748,000 on the equipment facility line and $5.0 million on the Bullpen Acquisition Line.

      (4) TAXES

      For the three months ended March 31, 1998, the Company recorded a $580,000 deferred income tax provision. Such income tax expense triggered the utilization of certain deferred tax assets available to the Company, and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheets.

     The net deferred tax assets is comprised of the following (in thousands):

                                                   March 31,     December 31,
                                                     1998           1997
                                                  -----------    ------------
                                                  (Unaudited)
Current:
     Accrued vacation & gaming liabilities           $   330        $   261

Non-Current:
     Difference in depreciable asset basis               452            456
     Recognition of legal settlement                     440            503
     Impairment of assets                              1,208          1,208
     Net operating loss carryforwards                  4,106          4,689
                                                     -------        -------
Net deferred tax assets                                6,537          7,117
Valuation allowance                                   (6,537)        (7,117)
                                                     -------        -------
                                                     $    --        $    --
                                                     -------        -------
                                                     -------        -------

     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating losses ("NOL's") totaling approximately $11.2 million, which expire beginning in 2008.

(5)  COMMITMENT AND CONTINGENCIES

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     The Company's net revenue increased 8%, to $14.0 million for the first quarter of 1998 from $13.0 million for the first quarter of 1997. The increase in net revenue is due to strong first quarter results at Bullwhackers Black Hawk, which posted a 17%, or $1.5 million increase, in net revenue compared to the prior year quarter. This increase resulted primarily from overall growth in the Black Hawk market in the first quarter of 1998, which benefited from mild weather. In addition, Bullwhackers Black Hawk was positively affected by the availability of its fully expanded parking lot in the first quarter of 1998, which opened in May 1997 which also caused business disruption as a result of the construction in the first quarter of 1997. The increase in net revenues in Black Hawk were somewhat offset by a decrease in net revenues of approximately 15%, or $400,000, at the Company's Bullwhackers Central City facility as a result of a continued overall decline of the casinos located on Main Street in the Central City market. The increase in net revenues in Black Hawk were also offset by a 4% decrease in net revenues at the Company's Silver Hawk Casino.

     Expenses directly related to casino operations, including gaming taxes, decreased 2% to $5.7 million for the first quarter of 1998, as compared to $5.8 million for the first quarter of 1997. The decrease primarily relates to a reduction of staffing and other costs at Bullwhackers Central City in relation to the decrease in net revenues in the 1998 period.

     Food and beverage expense increased 16% to $990,000 for the first quarter of 1998, as compared to $852,000 for the first quarter of 1997.
This increase in expense is a result of high food costs and additional staffing for certain discounted food promotions which were offered, beginning in January of the 1998 period. Such promotions have substantially increased food volumes, as food sales up 13% for the first quarter of 1998.

     Marketing expense was consistent at approximately $1.7 million for the first quarters of 1998 and 1997. Marketing expense reflects a 15% increase in marketing expense at Bullwhackers Black Hawk due to the increased volumes and was offset by a 21% decrease in marketing expense at Bullwhackers Central City, as a result of the volume decreases at that property.

     Corporate expenses decreased 3% to $728,000 for the first quarter of 1998, as compared to $751,000 for the first quarter of 1997. Included in corporate expense are non-cash charges for stock awards under the Management Incentive and Non-Employee Director Stock Plan of $100,000 and $120,000 for the three months ended March 31, 1998 and 1997, respectively. In addition, the 1998 period reflects $46,000 of legal, financial advisory and other professional fees relating to the Merger.

     Depreciation and amortization expense decreased 41% to $934,000 for the first quarter of 1998, as compared to $1.6 million for the first quarter of 1997. The decrease in depreciation and amortization charges is due to a substantial amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated in mid 1997.

INCOME TAX CONSIDERATIONS

     For the three months ended March 31, 1998, the Company recorded a $580,000 deferred income tax provision. The Company posted pre-tax income of $1.3 million and such taxable income triggered the utilization of certain deferred tax assets available to the Company (primarily net operating loss carryforwards), and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.875% as of March 31, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001 with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provides up to $5.0 million (the "Bullpen Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Company borrowed $5.0 million under the Bullpen Acquisition Line and $500,000 under the equipment portion of the Credit Facility to finance the acquisition of the Bullpen assets on February 13, 1998. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. As of March 31, 1998, the Company had an outstanding balance of approximately $748,000 on the equipment facility line and $5.0 million on the Bullpen Acquisition Line.

OTHER OPPORTUNITIES

     On May 1, 1998, the Company opened Bullwhackers' Bullpen Sports Casino (the "Bullpen"), a 260 slot machine expansion to Bullwhackers Black Hawk. On February 13, 1998, the Company purchased the assets comprising the Bullpen from Pioneer Associates Limited Liability Company for approximately $5.5 million. Additionally, the Company incurred approximately an additional $2.0 million to equip and renovate the Bullpen, which was funded out of cash flow from operations in the first and second quarters of 1998.

     On September 30, 1997, the Ontario Gaming Control Commission announced that Diamond Gaming of Ontario Inc., a partnership between the Company, a subsidiary of Ogden Corporation and Diamond Gaming Services Inc., was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. The development and opening of the Kingston and Belleville facilities remain contingent upon a number of items, including entering into an operating agreement with the Ontario Gaming Control Commission, reaching an agreement with property owners and local municipalities on specific sites, and obtaining zoning and other local approvals, none of which can be assured. The Company currently estimates that the two clubs in Kingston and Belleville will require an initial investment of approximately $5.0 million in the aggregate. The Company's share of such investment is approximately 47% of that amount, which it intends to fund from cash flow from operations or borrowings under the revolving portion of the Credit Facility. The Company will account for its 45% interest in Diamond Gaming under the equity method of accounting.

     GENERAL

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

     In March 1998, Lady Luck Central City, Inc., formerly known as Gold Coin, Inc., filed a complaint in the District Court for the County of Jefferson, State of Colorado, Case No. 98 CV 672, captioned as LADY LUCK CENTRAL CITY, INC. V. BWCC, INC., d/b/a BULLWHACKERS CENTRAL CITY, COLORADO GAMING & ENTERTAINMENT, CO., AND LADBROKE GROUP PLC. The complaint alleges causes of action against BWCC, Inc. based upon the foregoing events for breach of contract, breach of fiduciary duty, and breach of duty of good faith. The complaint also alleges causes of action against the Company and Ladbroke Group PLC for tortious interference with contract and tortious interference with prospective business opportunity. The Company and BWCC, Inc. filed an answer to the complaint and a counterclaim against the plaintiff for breach of certain contracts relating to transportation services. The Company and BWCC, Inc. believe the complaint is without merit and intend to vigorously defend themselves. As required by the Colorado Regulations, the Company has notified the Division of this matter.

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

     B. COMPETITION. Currently, there are two major projects under construction in Black Hawk. The first is a joint venture between Black Hawk Gaming & Development Co., the owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment, for a new 35,000 square foot casino, with 55 hotel rooms, 250 parking spaces and approximately 800 slot machines. It is currently anticipated that this project will open sometime in the second quarter of 1998. The second project is the Isle of Capri Black Hawk, which is owned by subsidiaries of Casino America, Inc. and Nevada Gold & Casinos, Inc. The Isle of Capri project is expected to include a 55,000 square foot casino with 1,100 slot machines, 25 table games and 1,000 on-site parking spaces.
It is expected to open in late 1998 or early 1999. The new gaming capacity being developed may dilute existing operators' win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse effect on the Company's results of operations. The new projects have all been announced/commenced in Black Hawk, due to its more convenient location as compared to Central City. As the town of Black Hawk continues to expand, the Central City market contracts. The Company believes that these new projects under construction will have a negative impact on the town of Central City as compared to Black Hawk.

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

                                   COLORADO GAMING & ENTERTAINMENT CO.



                                   /s/  Stephen J. Szapor, Jr.
                                   ------------------------------------------
                                   Stephen J. Szapor, Jr.
                                   President and Chief Executive Officer
                                   Date:  May 12, 1998



                                   /s/  Robert J. Stephens
                                   ------------------------------------------
                                   Robert Stephens
                                   Vice President of Finance & Treasurer
                                   (Principal Financial Officer)
                                   Date:  May 12, 1998