Form 10-Q
period 1998-06-30
COLORADO GAMING & ENTERTAINMENT CO
filed 1998-08-12
CIK 918390

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                              -------------------

                                   FORM 10-Q
   (Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended June 30, 1998

        OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to             .
                               -----------    ------------

Commission file number 0-28068

                       COLORADO GAMING & ENTERTAINMENT CO.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              84-1242693
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

  Number of shares of common stock outstanding at August 12, 1998: 5,245,351

                       Colorado Gaming & Entertainment Co.
                                    Form 10-Q
                                     Index

                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - as of June 30, 1998 and
            December 31, 1997.                                                 1

         Consolidated Statements of Operations - for the three and
            six months ended June 30, 1998 and 1997.                           2

         Consolidated Statements of Cash Flows - for the six months
            ended June 30, 1998 and 1997.                                      3

         Notes to Consolidated Financial Statements                          4-7

Item 2.  Management's Discussion and Analysis                               8-11


PART II  OTHER INFORMATION                                                 12-13

SIGNATURES                                                                    14

                       Colorado Gaming & Entertainment Co.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                           June 30, 1998     December 31, 1997
                                                           -------------     -----------------
                                                            (unaudited)
                             ASSETS
Cash                                                          $ 5,255             $ 4,228
Accounts receivable, net                                          517                 467
Inventories                                                       123                 114
Prepaid expenses                                                1,200                 619
                                                              -------             -------
     Total current assets                                       7,095               5,428

Property, equipment and leasehold improvements, net            43,743              41,798

Excess reorganization value and goodwill, net                  19,315              16,491

Other assets, net                                               1,074                 962
                                                              -------             -------
     Total assets                                             $71,227             $64,679
                                                              -------             -------
                                                              -------             -------


           LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable and credit facility            1,693                 809
Accounts payable                                                  878               1,118
Accrued interest                                                  627                 601
Accrued expenses                                                4,276               3,350
                                                              -------             -------
     Total current liabilities                                  7,474               5,878
                                                              -------             -------
Senior secured notes payable                                   52,883              52,883
Other notes payable and credit facility, net of
  current portion                                               4,225                 670
                                                              -------             -------
     Total non-current liabilities                             57,108              53,553
                                                              -------             -------
     Total liabilities                                         64,582              59,431
                                                              -------             -------

Common stock, $.01 par value, 20 million shares
   authorized, 5,245,351 and 5,236,091 issued and
   outstanding, respectively                                       52                  52
Additional paid-in capital                                      5,042               4,792
Retained earnings                                               1,551                 404
                                                              -------             -------
     Total stockholders' equity                                 6,645               5,248
                                                              -------             -------
     Total liabilities and stockholders' equity               $71,227             $64,679
                                                              -------             -------
                                                              -------             -------

    The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                       Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Operations
                      (In thousands, except per share data )

                                               Three Months    Three Months    Six Months       Six Months
                                                  Ended           Ended           Ended           Ended
                                              June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                              -------------   -------------   -------------   -------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenue:
    Casino                                       $14,330         $12,936         $27,730         $25,391
    Food and beverage                              1,014             760           1,960           1,594
    Other                                             50              56              88             119
                                                 -------         -------         -------         -------
      Gross revenue                               15,394          13,752          29,778          27,104
    Less: promotional allowances                    (420)           (360)           (826)           (740)
                                                 -------         -------         -------         -------
      Net revenue                                 14,974          13,392          28,952          26,364

Operating Expenses:
    Casino                                         3,723           3,455           7,259           7,142
    Gaming taxes                                   2,949           2,712           5,339           4,980
    Food and beverage                              1,239             777           2,229           1,629
    General and administrative:
      Casino                                         695             698           1,314           1,444
      Corporate                                      609             662           1,337           1,413
    Marketing                                      1,891           1,757           3,612           3,482
    Depreciation and amortization                  1,099           1,482           2,033           3,059
    Pre-opening                                      276              --             299              --
                                                 -------         -------         -------         -------
         Total operating expenses                 12,481          11,543          23,422          23,149

Income from operations                             2,493           1,849           5,530           3,215

    Interest expense                              (1,777)         (1,657)         (3,479)         (3,399)
    Interest income                                   41              28              52              58
                                                 -------         -------         -------         -------

Income (loss) before income tax provision            757             220           2,103            (126)

    Income tax provision                            (376)           (146)           (956)           (146)
                                                 -------         -------         -------         -------

Net income (loss)                                $   381         $    74         $ 1,147         $  (272)
                                                 -------         -------         -------         -------
                                                 -------         -------         -------         -------

Net income (loss) per common share               $  0.07         $  0.01         $  0.22         $ (0.05)
                                                 -------         -------         -------         -------
                                                 -------         -------         -------         -------


     The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Cash Flows
                                (In thousands)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                             June 30, 1998   June 30, 1997
                                                             -------------   -------------
                                                              (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $ 1,147        $  (272)

    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Depreciation and amortization                                 2,033          3,059
    Deferred income tax expense                                     956            146
    Noncash compensation expense                                    250             81
    (Gain)/loss on disposition of assets                            (42)           103
    Change in working capital and other                              17            432
                                                                -------         ------
        Net cash provided by operating activities                 4,361          3,549

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Expenditures for acquisitions and capital
      improvements                                               (7,771)        (3,568)
    Net change in restricted funds                                   (1)           157
                                                                -------         ------
        Net cash used in investing activities                    (7,772)        (3,411)

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Proceeds from credit facility                                 5,766          1,000
    Repayments of other notes payable, capital leases
      and credit facility                                        (1,328)        (1,977)
                                                                -------         ------
        Net cash provided by (used in) financing activities       4,438           (977)

INCREASE (DECREASE) IN CASH                                       1,027           (839)

CASH, at beginning of period                                      4,228          5,758
                                                                -------         ------

CASH, at end of period                                          $ 5,255        $ 4,919
                                                                -------         ------
                                                                -------         ------

      The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                       COLORADO GAMING & ENTERTAINMENT CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company") was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc., own and operate limited stakes gaming facilities in Colorado, individually known as Bullwhackers Black Hawk, Bullwhackers Central City, and the Silver Hawk Saloon & Casino, respectively. Millsite 27, Inc., also a wholly-owned subsidiary of CG&E, owns a surface parking facility, used for the benefit of Bullwhackers Black Hawk and the Silver Hawk Saloon & Casino.

     On February 13, 1998, the Company purchased the assets comprising Bullwhacker's Bullpen Sports Casino (the "Bullpen"), a 260 slot machine expansion to Bullwhackers Black Hawk, from Pioneer Associates Limited Liability Company for approximately $5.5 million. The Company recorded approximately $4.2 million of excess acquisition cost over the fair value of the assets acquired to goodwill, which will be amortized over approximately 23 years. Additionally, the Company incurred approximately $2.0 million to equip and renovate the Bullpen. The Company removed the common wall separating Bullwhackers Black Hawk from the Bullpen and the combined casino operates as a single casino under one gaming license and one liquor license. On May 1, 1998, the Company commenced operations at the Bullpen.

INTERIM REPORTING

     The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                              Six Months Ended    Year Ended
                                                   June 30,      December 31,
                                                    1998            1997
                                              ----------------   ------------
                                                (unaudited)
     Income available to common shareholders        $1,147            $ 212
                                                 ---------        ---------
                                                 ---------        ---------
     Weighted average number of common
       shares used in basic EPS                  5,237,262        5,194,280

     Effect of dilutive securities:
         Management stock incentive plan           109,090          118,350
                                                 ---------        ---------
                                                 5,346,352        5,312,630
                                                 ---------        ---------
                                                 ---------        ---------
     Diluted Earnings per Share                     $ 0.21            $0.04
                                                 ---------        ---------
                                                 ---------        ---------


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 " Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
 It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the impact of SFAS No. 133 will not have a material impact on the financial statements.

     In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for the fiscal years beginning after December 31, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that the adoption of SOP 98-5 will not have a material impact on the financial statements.

(2)  NOTES PAYABLE

CREDIT FACILITY

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.875% as of June 30, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001 with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provided up to $5.0 million (the "Bullpen Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. On June 25, 1998, the Company repaid the outstanding balance on the equipment facility line from available cash. As of June 30, 1998, the Company had an outstanding balance of approximately $4.9 million on the Bullpen Acquisition Line and the Credit Facility in its entirety.

(3)  TAXES

     For the six months ended June 30, 1998, the Company recorded a $956,000 deferred income tax provision. Such income tax expense triggered the utilization of certain deferred tax assets available to the Company, and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a reduction to excess reorganization value in the accompanying consolidated balance sheets.

     The net deferred tax assets is comprised of the following (in thousands):

                                                       June 30,   December 31,
                                                        1998          1997
                                                    -----------   ------------
                                                    (Unaudited)
Current:
    Accrued vacation & gaming liabilities             $  405        $   261

Non-Current:
    Difference in depreciable asset basis                232            456
    Recognition of legal settlement                      376            503
    Impairment of assets                               1,208          1,208
    Net operating loss carryforwards                   3,940          4,689
                                                     -------        -------
Net deferred tax assets                                6,161          7,117
Valuation allowance                                   (6,161)        (7,117)
                                                     -------        -------
                                                     $    --        $    --
                                                     -------        -------
                                                     -------        -------


     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating losses ("NOL's") totaling approximately $10.5 million, which expire beginning in 2008.

 (4) COMMITMENT AND CONTINGENCIES

     Effective August 22, 1997, the Company entered into an Agreement and Plan of Merger, as amended as of October 21, 1997 (the "Merger Agreement"), with Ladbroke Racing Corporation, a Delaware corporation ("LRC"), and CG&E Acquisition Corp., a Delaware corporation ("Acquisition Sub"), pursuant to which Acquisition Sub will be merged with and into the Company (the "Merger"). Prior to the Merger and pursuant to the terms of the Merger Agreement, LRC will assign all of its rights and obligations under the Merger Agreement, including its interest in Acquisition Sub, to Ladbroke Gaming Corporation, a Delaware corporation ("Ladbroke"), a wholly-owned subsidiary of Ladbroke Group plc, the ultimate parent of LRC. As a result of the assignment and the Merger, the Company will become a wholly-owned subsidiary of Ladbroke. Pursuant to the Merger Agreement, holders of the Company's common stock, $0.01 par value (the "Common Stock"), will be entitled to receive $6.25 in cash for each share of Common Stock held by them immediately prior to the Merger. On December 12, 1997, stockholders of the Company approved and adopted the Merger Agreement. Pursuant to the terms of the Merger Agreement, if the Merger has not been consummated on or before September, 30 1998, which date may be extended by the mutual written consent of LRC and the Company, either party has the right to terminate the Merger Agreement and abandon the Merger. The Merger remains subject to approval by the Colorado Limited Gaming Control Commission (the "Gaming Commission").
The Company has received indications that consideration of such approval be placed on the agenda at the Gaming Commission's regularly scheduled meeting to be held August 21, 1998, although there can be no assurance that such matter will be placed on the agenda, or, if placed on the agenda, that such matter will be approved. Closing of the merger will occur as soon as reasonably practical after the receipt of the Gaming Commission's approval.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

     The Company's net revenue increased 12%, to $15.0 million for the second quarter of 1998 from $13.4 million for the second quarter of 1997. The increase in net revenue is due to strong second quarter results at Bullwhackers Black Hawk, which posted a 22%, or $2.0 million increase, in net revenue compared to the prior year second quarter. This increase resulted primarily from the opening of the Bullpen, which commenced operations May 1, 1998, and from overall growth in the Black Hawk market in the second quarter of 1998. The increase in net revenues in Bullwhackers Black Hawk were somewhat offset by a decrease in net revenues of approximately 15%, or $400,000, at Bullwhackers Central City as a result of a continued overall decline of the casinos located on Main Street in the Central City market.
The Silver Hawk Saloon & Casino experienced a 3% overall decline in net revenues from the prior year.

     Expenses directly related to casino operations, including gaming taxes, increased 8% to $6.7 million for the second quarter of 1998, as compared to $6.1 million for the second quarter of 1997. The increase primarily relates to additional expenses incurred as a result of operating the Bullpen for two months. This increase is somewhat offset by the decrease in casino expenses at Bullwhackers Central City as a result of a reduction of staffing and other costs in relation to the decrease in net revenues in the 1998 period.

     Food and beverage expense increased 59% to $1.2 million for the second quarter of 1998, as compared to $777,000 for the second quarter of 1997.
This increase in expense is a result of high food costs and additional staffing for certain discounted food promotions which were offered, beginning in January of the 1998 period.

     Marketing expense increased 8% to $1.9 million for the second quarter of 1998, as compared to $1.8 million for the second quarter of 1997. Marketing expense reflects a 28% increase in marketing expense at Bullwhackers Black Hawk due to the addition of a bus program in the 1998 period, a higher level of volume related cash back awards and increased marketing efforts related to the opening of the Bullpen in May 1998.

     Corporate expense decreased 8% to $609,000 for the second quarter of 1998, as compared to $662,000 for the second quarter of 1997. Included in corporate expense is incentive compensation expense for senior management based upon the Company's Cash Bonus Plan and stock awards under the Management Incentive and Non-Employee Director Stock Plan. These incentive expenses totaled $182,000 for the second quarter of 1998 (including $150,000 of non-cash charges) as compared to $65,000 (including a credit of $38,000 of non-cash charges) in the second quarter of 1997. The decrease in corporate expense is due to $90,000 of consulting fees incurred in the second quarter of 1997 relating to a consulting agreement with a former executive, which terminated in August 1997.

     Depreciation and amortization expense decreased 26% to $1.1 million for the second quarter of 1998, as compared to $1.5 million for the second quarter of 1997. The decrease in depreciation and amortization charges is due to a substantial amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated in 1997.

     The Company incurred $276,000 in pre-opening expense for the three months ended June 30, 1998 related to the Bullpen which commenced operations May 1, 1998. The Company expenses pre-opening costs as incurred.

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     The Company's net revenue increased 10%, to $29.0 million for the six months ended June 30, 1998 from $26.4 million for the six months ended June 30, 1997. The increase in net revenue is due to the strong results in 1998 at Bullwhackers Black Hawk, which posted a 20%, or $3.5 million, increase in net revenue compared to the six months ended June 30, 1997. This increase resulted primarily from the strong overall growth in the Black Hawk market and the facility's ability to increase market share. Additionally, the opening of the Bullpen in May contributed somewhat to this increase. The increase in net revenues at Bullwhackers Black Hawk were somewhat offset by a decrease in net revenues of approximately 15%, or $800,000, at Bullwhackers Central City as a result of a continued overall decline of the casinos located on Main Street in the Central City market. The Company's Silver Hawk Saloon & Casino experienced a 3% overall decline in net revenues for the first six months.

     Expenses directly related to casino operations, including gaming taxes, increased 4% to $12.6 million for the second quarter of 1998, as compared to $12.1 million for the second quarter of 1997. Bullwhackers Black Hawk incurred additional expenses as a result of operating the Bullpen for two months in 1998. This increase was somewhat offset by the decrease in casino expenses at Bullwhackers Central City as a result of a reduction of staffing and other costs in relation to the decrease in net revenues in the 1998 period.

     Food and beverage expense increased 37% to $2.2 million for the six months ended June 30, 1998, as compared to $1.6 million for the six months ended June 30, 1997. This increase in expense is a result of high food costs and additional staffing for certain discounted food promotions which were offered, beginning in January of the 1998 period.

     Marketing expense increased 4% to $3.6 million for the six months ended June 30, 1998, as compared to $3.5 million for the six months ended June 30, 1997. Marketing expense reflects a 25% increase in marketing expense at Bullwhackers Black Hawk due to the addition of a bus program, a higher level of volume related cash back awards and an increase in media buys in the 1998 period increased marketing efforts related to the opening of the Bullpen in May. This increase was somewhat offset by a 16% decrease in marketing expense at Bullwhackers Central City, as a result of the volume decreases at that property (primarily lower bus subsidy costs and cash back awards).

     Corporate expense decreased 5% to $1.3 million for the six months ended June 30, 1998, as compared to $1.4 million for the six months ended June 30, 1997. Included in corporate expense is incentive compensation expense for senior management based upon the Company's Cash Bonus Plan and stock awards under the Management Incentive and Non-Employee Director Stock Plan, These incentive expenses totaled $405,000 (including $250,000 of non-cash expense) compared to $250,000 (including $82,000 of non-cash expense) for the six months ended June 30, 1998 and 1997, respectively. The decrease in corporate expense relates to $145,000 of consulting fees incurred for the six months ended June 30, 1997 relating to a consulting agreement with a former executive, which terminated in August 1997.

     Depreciation and amortization expense decreased 34% to $2.0 million for the six months ended June 30, 1998, as compared to $3.1 million for the six months ended June 30, 1997. The decrease in depreciation and amortization expense is due to a substantial amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated in 1997.

     The Company incurred $299,000 in pre-opening expense for the six months ended June 30, 1998 related to the Bullpen which commenced operations May 1, 1998. The Company expenses pre-opening costs as incurred.

INCOME TAX CONSIDERATIONS

     For the six months ended June 30, 1998, the Company recorded a $956,000 deferred income tax provision. The Company posted pre-tax income of $2.1 million and such taxable income triggered the utilization of certain deferred tax assets available to the Company (primarily net operating loss carryforwards), and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.875% as of June 30, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001 with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provided up to $5.0 million (the "Bullpen

Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. On June 25, 1998, the Company repaid the outstanding $685,000 balance on the equipment facility line from available cash. As of June 30, 1998, the Company had an outstanding balance of approximately $4.9 million on the Bullpen Acquisition Line.

OTHER OPPORTUNITIES

     In September 1997, the Ontario Gaming Control Commission announced that Diamond Gaming of Ontario Inc., a partnership between the Company, a subsidiary of Ogden Corporation and Diamond Gaming Services Inc., was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. On June 26, 1998, the Government of the Province of Ontario advised the partnership that the Government canceled the charity casino initiative. Accordingly, the Company and its partners ceased all activity with respect to the development of charity casinos in Kingston and Belleville. The partnership intends to seek at a minimum, reimbursement from the Government of its expenses incurred in such development activities. Notwithstanding the foregoing, the cancellation of this project will not have a material impact on the Company's revenue or profits for the fiscal year 1998.

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

COMPETITIVE OUTLOOK

     Through the first six months of 1998, the Company experienced strong revenue growth and substantial growth in operating income and net income at its Black Hawk facility, where revenues increased 20%. The opening of a major new competitor in the Black Hawk market in June of 1998 may impact the Company's operating results for the remainder of 1998, and make it difficult for the Company to replicate the strong growth in revenues and operating profits achieved in the first half of 1998. Additionally, in late 1998 or early 1999 another large competitor is scheduled to open a new casino in Black Hawk. This additional capacity may dilute the Company's market share of revenues and accordingly, may adversely impact the Company's operating profits.

PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

     In March 1998, Lady Luck Central City, Inc., formerly known as Gold Coin, Inc., filed a complaint in the District Court for the County of Jefferson, State of Colorado, Case No. 98 CV 672, captioned as LADY LUCK CENTRAL CITY, INC. V. BWCC, INC., D/B/A BULLWHACKERS CENTRAL CITY, COLORADO GAMING & ENTERTAINMENT, CO., AND LADBROKE GROUP PLC., which complaint was subsequently amended to add Ladbroke Racing Corporation as a defendant. The complaint alleges causes of action against BWCC, Inc. for breach of contract, breach of fiduciary duty, and breach of duty of good faith. The complaint also alleges causes of action against the Company, Ladbroke Group plc and Ladbroke Racing Corporation for tortious interference with contract and tortious interference with prospective business opportunity. The Company and BWCC, Inc. filed an answer to the complaint and a counterclaim against the plaintiff for breach of certain contracts relating to transportation services. The Company and BWCC, Inc. believe the complaint is without merit and intend to vigorously defend themselves.

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

     A. LADBROKE. Effective August 22, 1997, the Company entered into an Agreement and Plan of Merger, as amended as of October 21, 1997 (the "Merger Agreement"), with Ladbroke Racing Corporation, a Delaware corporation ("LRC"), and CG&E Acquisition Corp., a Delaware corporation ("Acquisition Sub"), pursuant to which Acquisition Sub will be merged with and into the Company (the "Merger"). Prior to the Merger and pursuant to the terms of the Merger Agreement, LRC will assign all of its rights and obligations under the Merger Agreement, including its interest in Acquisition Sub, to Ladbroke Gaming Corporation, a Delaware corporation ("Ladbroke"), a wholly-owned subsidiary of Ladbroke Group plc, the ultimate parent of LRC. As a result of the assignment and the Merger, the Company will become a wholly-owned subsidiary of Ladbroke. Pursuant to the Merger Agreement, holders of the Company's common stock, $0.01 par value (the "Common Stock"), will be entitled to receive $6.25 in cash for each share of Common Stock held by them immediately prior to the Merger. On December 12, 1997, stockholders of the Company approved and adopted the Merger Agreement. Pursuant to the terms of the Merger Agreement, if the Merger has not been consummated on or before September, 30 1998, which date may be extended by the mutual written consent of LRC and the Company, either party has the right to terminate the Merger Agreement and abandon the Merger. The Merger remains subject to approval by the Colorado Limited Gaming Control Commission (the "Gaming Commission").
The Company has received indications that consideration of such approval be placed on the agenda at the Gaming Commission's regularly scheduled meeting to be held August 21, 1998, although there can be no assurance that such matter will be placed on the agenda, or, if placed on the agenda, that such matter will be approved. Closing of the merger will occur as soon as reasonably practical after the receipt of the Gaming Commission's approval.

     B. COMPETITION. The Lodge Casino commenced operations in Black Hawk on June 24, 1998. The Lodge Casino offers a 35,000 square foot casino, 250 parking spaces, approximately 800 slot machines and when fully developed, 55 hotel rooms. In addition, the Isle of Capri, which is owned by subsidiaries of Casino America, Inc. and Nevada Gold & Casinos, Inc., is under construction in Black Hawk and is expected to open as early as late 1998.
The Isle of Capri is expected to include a 55,000 square foot casino with 1,100 slot machines, 25 table games and 1,000 on-site parking spaces.

     The additional gaming capacity in Black Hawk is likely to dilute existing operators' win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse effect on the Company's results of operations. All of the additional gaming capacity is planned in Black Hawk, due to its more convenient location as compared to Central City. As the town of Black Hawk continues to expand, the Central City market, particularly the casinos on Main Street, contract.

     In addition, a number of other casino projects have been announced and are in various planning stages, including a venture by Riviera Holdings, Inc. to construct a large facility in Black Hawk. Additionally, Bullseye Gaming has announced plans for the Black Hawk Brewery, which will offer 500 slot machines and 10 table games when open. Various other projects have been announced, proposed, discussed or rumored for the Black Hawk market, including large projects known as the "St. Moritz - Hyatt". While it is difficult to assess the likelihood and the timing of these proposed projects being completed, it is reasonably likely that at least some of the proposed competitive projects may be completed and open to the public by late 1999 or early 2000. Therefore, should several of the announced competitive projects open, the increased competition may adversely affect the Company's operations in both Black Hawk and, to a greater extent, in Central City, and accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position.


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

                                   COLORADO GAMING & ENTERTAINMENT CO.



                                   /s/  Stephen J. Szapor, Jr.
                                   -------------------------------------
                                   Stephen J. Szapor, Jr.
                                   President and Chief Executive Officer
                                   Date:  August 12, 1998



                                   /s/  Robert J. Stephens
                                   -------------------------------------
                                   Robert Stephens
                                   Vice President of Finance & Treasurer
                                   (Principal Financial Officer)
                                   Date:  August 12, 1998