Form 10-Q
period 1998-09-30
COLORADO GAMING & ENTERTAINMENT CO
filed 1998-11-12
CIK 918390

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                               ---------------------

                                     FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

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

        Number of shares of common stock outstanding at November 12, 1998: 1

                        Colorado Gaming & Entertainment Co.
                                     Form 10-Q
                                       Index


                                                                            Page

---
Part I     FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets - as of September 30, 1998 and        1
                December 31, 1997.

           Consolidated Statements of Operations - for the three             2
                and nine months ended September 30, 1998 and 1997.

           Consolidated Statements of Cash Flows - for the nine              3
                months ended September 30, 1998 and 1997.

           Notes to Consolidated Financial Statements                       4-6

Item 2.    Management's Discussion and Analysis                             7-10


PART II    OTHER INFORMATION                                               11-12


SIGNATURES                                                                  13


                         Colorado Gaming & Entertainment Co.
                            Consolidated Balance Sheets
                        (In thousands, except share amounts)


                                                    September 30, 1998    December 31, 1997
                                                    ------------------    -----------------
                                                       (unaudited)
                       ASSETS
Cash                                                   $   6,612              $   4,228
Accounts receivable, net                                     321                    467
Inventories                                                  222                    114
Prepaid expenses                                             832                    619
                                                       ---------              ---------
   Total current assets                                    7,987                  5,428

Property, equipment and leasehold improvements, net       43,547                 41,798

Excess reorganization value and goodwill, net             19,315                 16,491

Other assets, net                                            668                    962
                                                       ---------              ---------
   Total assets                                        $  71,517              $  64,679
                                                       ---------              ---------
                                                       ---------              ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable and credit facility       1,179                    809
Accounts payable                                             936                  1,118
Accrued interest                                           2,229                    601
Accrued expenses                                           3,572                  3,350
                                                       ---------              ---------
   Total current liabilities                               7,916                  5,878
                                                       ---------              ---------
Senior secured notes payable                              52,883                 52,883
Other notes payable and credit facility, net of
   current portion                                         4,309                    670
                                                       ---------              ---------
   Total non-current liabilities                          57,192                 53,553
                                                       ---------              ---------
   Total liabilities                                      65,108                 59,431
                                                       ---------              ---------
Common stock, no par value, 1 shares
   issued and outstanding, respectively                       --                     --
Common stock, $.01 par value, 20 million shares
   authorized, 100 and 5,236,091 issued and
   outstanding, respectively                                  --                     52
Additional paid-in capital                                 5,583                  4,792
Retained earnings                                            826                    404
                                                       ---------              ---------
   Total stockholders' equity                              6,409                  5,248
                                                       ---------              ---------
   Total liabilities and stockholders' equity          $  71,517              $  64,679
                                                       ---------              ---------
                                                       ---------              ---------


    The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                        Colorado Gaming & Entertainment Co.
                       Consolidated Statements of Operations
                       (In thousands, except per share data)


                                           Three Months        Three Months        Nine Months         Nine Months
                                              Ended               Ended              Ended               Ended
                                       September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997
                                       ------------------  ------------------  ------------------  ------------------
                                           (Unaudited)          (Unaudited)        (Unaudited)         (Unaudited)
Revenue:
   Casino                                  $12,842               $13,442            $40,572              $38,833
   Food and beverage                           954                   926              2,914                2,520
   Other                                        79                    76                167                  195
                                           -------               -------            -------              -------
     Gross revenue                          13,875                14,444             43,653               41,548
   Less:  promotional allowances              (350)                 (354)            (1,176)              (1,094)
                                           -------               -------            -------              -------
     Net revenue                            13,525                14,090             42,477               40,454

Operating Expenses:
   Casino                                    3,993                 3,536             11,252               10,684
   Gaming taxes                              1,584                 2,973              6,923                7,953
   Food and beverage                         1,340                   921              3,569                2,550
   General and administrative:
     Casino                                    605                   742              1,919                2,186
     Corporate                               1,801                   689              3,138                2,102
   Marketing                                 2,076                 1,829              5,688                5,311
   Depreciation and amortization             1,121                   976              3,154                4,035
   Pre-opening                                  --                    --                299                   --
                                           -------               -------            -------              -------
      Total operating expenses              12,520                11,666             35,942               34,821

Income from operations                       1,005                 2,424              6,535                5,633

   Interest expense                         (2,034)               (1,691)            (5,513)              (5,090)
   Interest income                              16                     5                 68                   68
                                           -------               -------            -------              -------

Income (loss) before income tax provision   (1,013)                  735              1,090                  611

   Income tax provision                        288                  (372)              (668)                (518)
                                           -------               -------            -------              -------

Net income (loss)                          $  (725)             $    366            $   422              $    93
                                           -------               -------            -------              -------
                                           -------               -------            -------              -------


  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                        Colorado Gaming & Entertainment Co.
                       Consolidated Statements of Cash Flows
                                (In thousands)


                                                        Nine Months       Nine Months
                                                           Ended             Ended
                                                    September 30, 1998  September 30, 1997
                                                    ------------------  ------------------
                                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $   422            $      93

    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                          3,154                4,035
    Deferred income tax expense                              668                  518
    Noncash compensation expense                             739                   81
    (Gain)/loss on disposition of assets                     (53)                  88
    Change in working capital and other                    1,832                1,216
                                                         -------            ---------
       Net cash provided by operating activities           6,762                6,031

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Expenditures for acquisitions and capital
    improvements                                          (8,486)              (3,950)
    Net change in restricted funds                           100                  156
                                                         -------            ---------
      Net cash used in investing activities               (8,386)              (3,794)

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Proceeds from credit facility                          5,766                1,000
    Repayments of other notes payable, capital leases
    and credit facility                                   (1,758)              (3,492)
                                                         -------            ---------
      Net cash provided by (used in) financing
        activities                                         4,008               (2,492)

INCREASE (DECREASE) IN CASH                                2,384                 (255)

CASH, at beginning of period                               4,228                5,758
                                                         -------            ---------
CASH, at end of period                                   $ 6,612            $   5,503
                                                         -------            ---------
                                                         -------            ---------


    The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                        COLORADO GAMING & ENTERTAINMENT CO.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998


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

     On August 21, 1998, Ladbroke Gaming Corporation ("Ladbroke Gaming") acquired beneficial ownership of 100% of the issued and outstanding shares of common stock, $0.01 par value ("Old Common Stock"), of the Company for $6.25 in cash per share pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 1997, by and among CG&E Acquisition Corp., Ladbroke Racing Corporation ("Ladbroke Racing") and the Company, as amended by a first Amendment to Agreement and Plan of Merger dated as of October 21, 1997 and assigned to Ladbroke Gaming pursuant to an Assignment of Agreement and Plan dated as of March 18, 1998. In association with the merger, on August 21, 1998 the Company's outstanding Old Common Stock was canceled and the Company issued one common share, with no par value, for Ladbroke Gaming. Due to the Company maintaining the existence of outstanding public held debt, which maintains significant influence on the Company, the Company did not perform push down accounting.

     On February 13, 1998, the Company purchased the assets comprising Bullwhackers' Bullpen Sports Casino (the "Bullpen"), a 260 slot machine expansion to Bullwhackers Black Hawk, from Pioneer Associates Limited Liability Company for approximately $5.5 million. The Company recorded approximately $4.2 million of excess acquisition cost over the fair value of the assets acquired to goodwill, which will be amortized over approximately 23 years. Additionally, the Company incurred approximately $2.0 million to equip and renovate the Bullpen. The Company removed the common wall separating Bullwhackers Black Hawk from the Bullpen and the combined casino operates as a single casino under one gaming license and one liquor license. On May 1, 1998, the Company commenced operations at the Bullpen.

INTERIM REPORTING

     The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on the Company's net income.

EARNINGS PER COMMON SHARE

     Due to the merger with Ladbroke and related cancellation of the pre-merger common shares, no earnings per common shares data is presented because it is not comparable or relevant.

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

(2)  NOTES PAYABLE

CREDIT FACILITY

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.875% as of September 30, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001 with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provided up to $5.0 million (the "Bullpen Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. As of September 30, 1998, the Company had an outstanding balance of approximately $4.6 million on the Bullpen Acquisition Line and the Credit Facility in its entirety.

(3)  TAXES

     For the nine months ended September 30, 1998, the Company recorded a $668,000 deferred income tax provision. Such income tax expense triggered the utilization of certain deferred tax assets available to the Company, and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a reduction to excess reorganization value in the accompanying consolidated balance sheets.

The net deferred tax assets is comprised of the following (in thousands).


                                                       September 30,    December 31,
                                                           1998            1997
                                                       -------------    ------------
                                                        (Unaudited)
Current:
     Accrued vacation & gaming liabilities               $   592        $   261

Non-Current:
     Difference in depreciable asset basis                   500            456
     Recognition of legal settlement                         695            503
     Impairment of assets                                  1,208          1,208
     Net operating loss carryforwards                      3,454          4,689
                                                         -------        -------

Net deferred tax assets                                    6,449          7,117
Valuation allowance                                       (6,449)        (7,117)
                                                         -------        -------
                                                         $    --        $    --
                                                         -------        -------
                                                         -------        -------


     The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating losses ("NOL's") totaling approximately $9.2 million, which expire beginning in 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     The discussion below and under Item 5 of Part II of this Report on Form 10-Q and elsewhere herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such Section 21E provides certain "safe harbor" protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, competition, growth opportunities, sources and uses of capital, future development or expansion activities, and underlying assumptions and other statements which are other than statements of historical facts. Such statements may be identified by the use of forward-looking terminology such as "might," "may," "would," "could," "expect," "anticipate," "estimate," "likely," "believe," or "continue" or the negative thereof or other variations thereon or comparable terminology.
Such forward-looking statements involve a number of risks, uncertainties and other factors that may significantly affect the Company's liquidity and results of operations in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's net revenue decreased 4%, to $13.5 million for the third quarter of 1998 from $14.1 million for the third quarter of 1997. Bullwhackers Central City's net revenues decreased 23%, or $600,000 for the period, as a result of the overall decline of the casinos located on Main Street in the Central City market. This decline, which has been occurring for the last several years, reflects Central City's weaker competitive position compared to the Black Hawk market. The Silver Hawk Saloon & Casino's net revenues decreased 20%, or $300,000, as a result of the increased competition in Black Hawk that commenced operation in June of 1998.
 These decreases in net revenues were somewhat offset by the increase in net revenues of approximately 5%, or $400,000, at Bullwhackers Black Hawk. However, the increased results primarily relate to the opening of the Bullpen, which commenced operations May 1, 1998, and provided an additional 40% in capacity of gaming devices. Given this increase in capacity, management is disappointed with the results of operations at the Bullpen, which is achieving significantly lower win per unit than the remainder of Bullwhackers Black Hawk. Management continues to address the lower than expected win per unit at the Bullpen.

     Expenses directly related to casino operations, including gaming taxes, decreased 17% to $5.5 million for the third quarter of 1998, as compared to $6.5 million for the third quarter of 1997. The decrease primarily relates to the change of the gaming tax year, which resulted in gaming revenues being taxed a lower percentage in 1998 as compared to 1997, resulting in $1.2 million of tax savings in the 1998 period. In addition, the decrease in casino expenses at Bullwhackers Central City and the Silver Hawk Saloon & Casino were a result of reduced staffing and other costs in relation to the decrease in net revenues in the 1998 period. These cost savings were offset by the increased expenses at Bullwhackers Black Hawk as a result of increased staffing from the addition of the Bullpen in the 1998 period and the overall competitive environment in Black Hawk which has led to increased pressures on labor costs.

     Food and beverage expense increased 45% to $1.3 million for the third quarter of 1998, as compared to $921,000 for the third quarter of 1997. This increase in expense is a result of higher food costs and additional staffing for certain discounted food promotions which were offered in the 1998 period, and the additional costs of another food outlet as part of the Bullpen expansion.

     Marketing expense increased 14% to $2.1 million for the third quarter of 1998, as compared to $1.8 million for the third quarter of 1997. Marketing expense reflects a 44% increase in marketing expense at Bullwhackers Black Hawk due to increased marketing efforts to generate revenues in an increasingly competitive market and start-up costs associated with a new bussing program that began in August 1998. This increase is somewhat offset by a 21% decrease in marketing expense at Bullwhackers Central City, as a result of the volume decreases at that property (primarily lower bus subsidy costs and cash back awards).

     Corporate expense increased 161% to $1.8 million for the third quarter of 1998, as compared to $689,000 for the third quarter of 1997. Included in corporate expense is incentive compensation expense for senior management based upon the Company's stock awards under the Management Incentive and Non-Employee Director Stock Plan. The vesting of these incentives accelerated upon the change of control related to the Ladbroke merger. These incentive expenses totaled $489,000 for the third quarter of 1998. The Company also incurred approximately $300,000 of other corporate costs relating to the Ladbroke Merger in the third quarter of 1998.

     Depreciation and amortization expense increased 15% to $1.1 million for the third quarter of 1998, as compared to $976,000 for the third quarter of 1997. The increase in depreciation and amortization charges is due to the addition of the Bullpen assets in 1998.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's net revenue increased 5% to $42.5 million for the nine months ended September 30, 1998, as compared to $40.5 million for the nine months ended September 30, 1997. The increase in net revenue is due to the strong results achieved in the first half of 1998 at Bullwhackers Black Hawk, which posted a 14%, or $3.9 million, increase in net revenue compared to the nine months ended September 30, 1997. This increase resulted primarily from the strong overall growth in the Black Hawk market and the Bullwhackers facility's ability to increase market share, in the first six months of 1998.
 Additionally, the opening of the Bullpen in May contributed to this increase. However, the Bullpen provided an additional 40% in capacity of gaming devices at Bullwhackers Black Hawk. Management is disappointed with the results of operations at the Bullpen, which is achieving significantly lower win per unit than the remainder of Bullwhackers Black Hawk. The increase in net revenues at Bullwhackers Black Hawk were somewhat offset by a decrease in net revenues of approximately 17%, or $1.4 million, at Bullwhackers Central City as a result of a continued overall decline of the casinos located on Main Street in the Central City market. The Company's Silver Hawk Saloon & Casino experienced a 9%, or $460,000, overall decline in net revenues for the first six months. The majority of the Silver Hawk Saloon & Casino decline occurred in the third quarter, subsequent to the opening of a major competitor in the Black Hawk market.

     Expenses directly related to casino operations, including gaming taxes, decreased 3% to $18.1 million for the nine months ended September 30, 1998, as compared to $18.6 million for the nine months ended September 30, 1997. The decrease relates to the change of the gaming tax year, which resulted in gaming revenues being taxed a lower percentage in the third quarter of 1998 as compared to the third quarter of 1997, totaling $1.2 million in savings. In addition, Bullwhackers Black Hawk incurred additional expenses as a result of operating the Bullpen in the 1998 period. This increase was offset by the decreases in casino expenses at Bullwhackers Central City and the Silver Hawk Saloon & Casino as a result of a reduction of staffing and other costs in relation to the decrease in net revenues in the 1998 period.

     Food and beverage expense increased 40% to $3.6 million for the nine months ended September 30, 1998, as compared to $2.6 million for the nine months ended September 30, 1997. This increase in expense is a result of higher food costs and additional staffing for certain discounted food promotions which were offered in the 1998 period. Additionally, expenses increased as a result of operating an additional food outlet as part of the Bullpen expansion beginning in May of the 1998 period

     Marketing expense increased 7% to $5.7 million for the nine months ended September 30, 1998, as compared to $5.3 million for the nine months ended September 30, 1997. Marketing expense reflects a 34% increase in marketing expense at Bullwhackers Black Hawk due to increased marketing and promotional efforts related to the Bullpen, increased volume related costs for the first half of the year and increased costs associated with the initiation a new bussing program, which commenced in August 1998. This increase was somewhat offset by a 18% decrease in marketing expense at Bullwhackers Central City, as a result of the volume decreases at that property (primarily lower bus subsidy costs and cash back awards).

     Corporate expense increased 19% to $3.1 million for the nine months ended September 30, 1998, as compared to $2.6 million for the nine months ended September 30, 1997. Included in corporate expense is incentive compensation expense for senior management based upon the Company's Cash Bonus Plan and stock awards under the Management Incentive and Non-Employee Director Stock Plan, These incentive expenses totaled $910,000 (including $739,000 of non-cash expense related to stock grants) compared to $250,000 (including $81,000 of non-cash expense) for the nine months ended September 30, 1998 and 1997, respectively. The Company also incurred approximately $300,000 of other corporate costs relating to the Ladbroke merger for the nine months ended September 30, 1998.

     Depreciation and amortization expense decreased 22% to $3.1 million for the nine months ended September 30, 1998, as compared to $4.0 million for the nine months ended September 30, 1997. The decrease in depreciation and amortization expense is due to a substantial amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated in 1997.

     The Company incurred $299,000 in pre-opening expense for the nine months ended September 30, 1998 related to the Bullpen which commenced operations May 1, 1998. The Company expenses pre-opening costs as incurred.

INCOME TAX CONSIDERATIONS

     For the nine months ended September 30, 1998, the Company recorded a $668,000 deferred income tax provision. The Company posted pre-tax income of $1.1 million and such taxable income triggered the utilization of certain deferred tax assets available to the Company (primarily net operating loss carryforwards), and, accordingly, no income tax is currently payable. The recognition of such deferred tax assets was offset by a like reduction in the valuation allowance, which was recorded as a credit to excess reorganization value in the accompanying consolidated balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.875% as of September 30, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001 with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provided up to $5.0 million (the "Bullpen Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. As of September 30, 1998, the Company had an outstanding balance of approximately $4.6 million on the Bullpen Acquisition Line and the Credit Facility in its entirety.

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

COMPETITIVE OUTLOOK

     Through the first six months of 1998, the Company experienced revenue growth and substantial growth in operating income and net income at Bullwhackers Black Hawk. However, the opening of a major new competitor in the Black Hawk market in June 1998 has significantly impacted the Company's operating results for the third quarter of 1998 and will likely continue to negatively impact the operating results for remainder of 1998. Accordingly, the Company does not anticipate it to be able to replicate the growth in revenues and operating profits achieved in the first half of 1998. Additionally, in late 1998 or early 1999 another large competitor is scheduled to open a new casino in Black Hawk. It is likely that this additional capacity will dilute the Company's market share of revenues and, accordingly, may adversely impact the Company's operating profits. For further discussions on the competitive outlook on the Black Hawk and Central City market see Part II, Item 5.

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

     A. LADBROKE. On August 21, 1998, Ladbroke Gaming Corporation ("Ladbroke Gaming") acquired beneficial ownership of 100% of the issued and outstanding shares of common stock, $0.01 par value ("Common Stock"), of the Company for $6.25 in cash per share pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 1997, by and among CG&E Acquisition Corp., Ladbroke Racing Corporation ("Ladbroke Racing") and the Company, as amended by a first Amendment to Agreement and Plan of Merger dated as of October 21, 1997 and assigned to Ladbroke Gaming pursuant to an Assignment of Agreement and Plan dated as of March 18, 1998. The transaction was structured as a statutory merger pursuant to Section 251 of the Delaware Corporations Law. The press release announcing the transaction is attached as Exhibit 99 and is incorporated herein in its entirety.

     B. COMPETITION. The Lodge Casino commenced operations in Black Hawk on June 24, 1998. The Lodge Casino is a 35,000 square foot casino, with 55 hotel rooms and approximately 800 slot machines, and will soon open a structured parking garage with approximately 250 spaces. In addition, the Isle of Capri, which is owned by subsidiaries of Isle of Capris Casinos Inc. and Nevada Gold & Casinos, Inc., is under construction in Black Hawk and is expected to open as early as late 1998. The Isle of Capri is expected to include a 55,000 square foot casino with 1,100 slot machines, 25 table games and 1,000 on-site parking spaces. The Riveria Black Hawk Casino, which is owned by Riviera Gaming Management, is also currently under construction of a 300,000 square foot casino, including 1,000 slot machines, 14 table games and a 550 space covered parking garage. This project is in Black Hawk and is currently anticipating a opening in late 1999.

     The additional gaming capacity in Black Hawk is likely to dilute existing operators' win per unit and revenue, including the Company's. Accordingly, such increase in capacity will likely have a material adverse effect on the Company's results of operations, particularly at Bullwhackers Black Hawk which accounts for approximately 74% of the Company's net revenues. The new competition will also apply severe pressure to the results produced by the Silver Hawk Saloon & Casino, which does not have the same amenities to compete with the new competition. All of the additional gaming capacity is planned in Black Hawk, due to its more convenient location as compared to Central City. However, as the town of Black Hawk continues to expand, the Central City market, particularly the casinos on Main Street, contract. Therefore, it is likely that the new competition will continue to erode the operating results at Bullwhackers Central City.

     In addition, a number of other casino projects have been announced and are in various planning stages. Additionally, Bullseye Gaming has announced plans for the Black Hawk Brewery, which will offer 500 slot machines and 10 table games when open. Various other projects have been announced, proposed, discussed or rumored for the Black Hawk market, including large projects known as the "St. Moritz - Hyatt". While it is difficult to assess the likelihood and the timing of these proposed projects being completed, it is reasonably likely that at least some of the proposed competitive projects may be completed and open to the public by late 1999 or early 2000. Therefore, should several of the announced competitive projects open, it is likely that the increased competition could adversely affect the Company's operations in both Black Hawk and, to a greater extent, in Central City, and accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.
             Exhibit 27. Financial Data Schedule

             Exhibit 99. Press Release dated August 24, 1998

     (b)  Reports on Form 8-K.

             None.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Gaming & Entertainment Co. has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       COLORADO GAMING & ENTERTAINMENT CO.


                                       /s/  Stephen J. Szapor, Jr.
                                       ------------------------------
                                       Stephen J. Szapor, Jr.
                                       President and Chief Executive Officer
                                       Date:  November 12, 1998



                                       /s/  Robert J. Stephens
                                       ------------------------------
                                       Robert Stephens
                                       Senior Vice President of Finance
                                       (Principal Financial Officer)
                                       Date:  November 12, 1998