Form 10-Q/A
period 1998-09-30
COLORADO GAMING & ENTERTAINMENT CO
filed 1999-02-25
CIK 918390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -------------
                                   FORM 10-Q/A
                          Amendment No. 1 to Form 10-Q
(Mark One)

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

                       Colorado Gaming & Entertainment Co.
                                   Form 10-Q/A
                                      Index

Colorado Gaming & Entertainment Co. hereby amends its quarterly report on form 10-Q for the quarterly period ended September 30, 1998, by adding information relating to its Year 2000 Issues in its management discussion and analysis section.

                                                                           Page
Part I   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - as of September 30, 1998 and          1
           December 31, 1997.

         Consolidated Statements of Operations - for the three and nine
           months ended September 30, 1998 and 1997.                         2

         Consolidated Statements of Cash Flows - for the nine months         3
           ended September 30, 1998 and 1997.

         Notes to Consolidated Financial Statements                         4-6

Item 2.  Management's Discussion and Analysis                               7-11

PART II  OTHER INFORMATION                                                 12-13

SIGNATURES                                                                   14


                       Colorado Gaming & Entertainment Co.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                September 30, 1998   December 31, 1997
                                                                ------------------   -----------------
                                                                   (unaudited)
                            ASSETS
Cash                                                                 $  6,612             $  4,228
Accounts receivable, net                                                  321                  467
Inventories                                                               222                  114
Prepaid expenses                                                          832                  619
                                                                     --------             --------
  Total current assets                                                  7,987                5,428

Property, equipment and leasehold improvements, net                    43,547               41,798
Excess reorganization value and goodwill, net                          19,315               16,491
Other assets, net                                                         668                  962
                                                                     --------             --------
  Total assets                                                       $ 71,517             $ 64,679
                                                                     --------             --------
                                                                     --------             --------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable and credit facility                    1,179                  809
Accounts payable                                                          936                1,118
Accrued interest                                                        2,229                  601
Accrued expenses                                                        3,572                3,350
                                                                     --------             --------
  Total current liabilities                                             7,916                5,878
                                                                     --------             --------
Senior secured notes payable                                           52,883               52,883
Other notes payable and credit facility, net of
  current portion                                                       4,309                  670
                                                                     --------             --------
  Total non-current liabilities                                        57,192               53,553
                                                                     --------             --------
  Total liabilities                                                    65,108               59,431
                                                                     --------             --------

Common stock, no par value, 1 shares
  issued and outstanding, respectively                                     --                   --
Common stock, $.01 par value, 20 million shares
  authorized, 1 and 5,236,091 issued and
  outstanding, respectively                                                --                   52
Additional paid-in capital                                              5,583                4,792
Retained earnings                                                         826                  404
                                                                     --------             --------
  Total stockholders' equity                                            6,409                5,248
                                                                     --------             --------
  Total liabilities and stockholders' equity                         $ 71,517             $ 64,679
                                                                     --------             --------
                                                                     --------             --------


 The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                       Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Operations
                     (In thousands, except per share data )

                                                  Three Months        Three Months        Nine Months          Nine Months
                                                      Ended               Ended               Ended                Ended
                                                September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997
                                                ------------------- ------------------- ------------------- ------------------
                                                   (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
Revenue:
  Casino                                             $ 12,842           $ 13,442            $ 40,572            $ 38,833
  Food and beverage                                       954                926               2,914               2,520
  Other                                                    79                 76                 167                 195
                                                     --------           --------            --------            --------
    Gross revenue                                      13,875             14,444              43,653              41,548
  Less: promotional allowances                           (350)              (354)             (1,176)             (1,094)
                                                     --------           --------            --------            --------
    Net revenue                                        13,525             14,090              42,477              40,454

Operating Expenses:
  Casino                                                3,993              3,536              11,252              10,684
  Gaming taxes                                          1,584              2,973               6,923               7,953
  Food and beverage                                     1,340                921               3,569               2,550
  General and administrative:
    Casino                                                605                742               1,919               2,186
    Corporate                                           1,801                689               3,138               2,102
  Marketing                                             2,076              1,829               5,688               5,311
  Depreciation and amortization                         1,121                976               3,154               4,035
  Pre-opening                                              --                 --                 299                  --
                                                     --------           --------            --------            --------
    Total operating expenses                           12,520             11,666              35,942              34,821

Income from operations                                  1,005              2,424               6,535               5,633

  Interest expense                                     (2,034)            (1,691)             (5,513)             (5,090)
  Interest income                                          16                  5                  68                  68
                                                     --------           --------            --------            --------

Income (loss) before income tax provision              (1,013)               735               1,090                 611

  Income tax provision                                    288               (372)               (668)               (518)
                                                     --------           --------            --------            --------

Net income (loss)                                    $   (725)          $    366            $    422            $     93
                                                     --------           --------            --------            --------
                                                     --------           --------            --------            --------


  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                   Nine Months         Nine Months
                                                                      Ended               Ended
                                                                September 30, 1998  September 30, 1997
                                                                ------------------ -------------------
                                                                    (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    422            $     93

  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                                        3,154               4,035
  Deferred income tax expense                                            668                 518
  Noncash compensation expense                                           739                  81
  (Gain)/loss on disposition of assets                                   (53)                 88
  Change in working capital and other                                  1,832               1,216
                                                                    --------            --------
    Net cash provided by operating activities                          6,762               6,031

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Expenditures for acquisitions and capital
   improvements                                                       (8,486)             (3,950)
  Net change in restricted funds                                         100                 156
                                                                    --------            --------
    Net cash used in investing activities                             (8,386)             (3,794)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from credit facility                                        5,766               1,000
  Repayments of other notes payable, capital leases
   and credit facility                                                (1,758)             (3,492)
                                                                    --------            --------
    Net cash provided by (used in) financing activities                4,008              (2,492)

INCREASE (DECREASE) IN CASH                                            2,384                (255)

CASH, at beginning of period                                           4,228               5,758
                                                                    --------            --------
CASH, at end of period                                              $  6,612            $  5,503
                                                                    --------            --------
                                                                    --------            --------


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

The net deferred tax assets is comprised of the following (in thousands).

                                                 September 30,    December 31,
                                                     1998            1997
                                                 -------------    ------------
                                                  (Unaudited)
Current:
  Accrued vacation & gaming liabilities             $    592        $    261

Non-Current:
  Difference in depreciable asset basis                  500             456
  Recognition of legal settlement                        695             503
  Impairment of assets                                 1,208           1,208
  Net operating loss carryforwards                     3,454           4,689
                                                    --------        --------

Net deferred tax assets                                6,449           7,117
Valuation allowance                                   (6,449)         (7,117)
                                                    --------        --------
                                                    $     --        $     --
                                                    --------        --------
                                                    --------        --------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     The discussion below and under Item 5 of Part II of this Report on Form 10-Q and elsewhere herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such Section 21E provides certain "safe harbor" protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, competition, growth opportunities, sources and uses of capital, future development or expansion activities, and underlying assumptions and other statements which are other than statements of historical facts. Such statements may be identified by the use of forward-looking terminology such as "might," "may," "would," "could," "expect," "anticipate," "estimate," "likely," "believe," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements involve a number of risks, uncertainties and other factors that may significantly affect the Company`s liquidity and results of operations in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's net revenue decreased 4%, to $13.5 million for the third quarter of 1998 from $14.1 million for the third quarter of 1997. Bullwhackers Central City's net revenues decreased 23%, or $600,000 for the period, as a result of the overall decline of the casinos located on Main Street in the Central City market. This decline, which has been occurring for the last several years, reflects Central City's weaker competitive position compared to the Black Hawk market. The Silver Hawk Saloon & Casino's net revenues decreased 20%, or $300,000, as a result of the increased competition in Black Hawk that commenced operation in June of 1998. These decreases in net revenues were somewhat offset by the increase in net revenues of approximately 5%, or $400,000, at Bullwhackers Black Hawk. However, the increased results primarily relate to the opening of the Bullpen, which commenced operations May 1, 1998, and provided an additional 40% in capacity of gaming devices. Given this increase in capacity, management is disappointed with the results of operations at the Bullpen, which is acheiving significantly lower win per unit than the remainder of Bullwhackers Black Hawk. Management continues to address the lower then expected win per unit at the Bullpen.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's net revenue increased 5% to $42.5 million for the nine months ended September 30, 1998, as compared to $40.5 million for the nine months ended September 30, 1997. The increase in net revenue is due to the strong results acheived in the first half of 1998 at Bullwhackers Black Hawk, which posted a 14%, or $3.9 million, increase in net revenue compared to the nine months ended September 30, 1997. This increase resulted primarily from the strong overall growth in the Black Hawk market and the Bullwhackers facility's ability to increase market share, in the first six months of 1998. Additionally, the opening of the Bullpen in May contributed to this increase. However, the Bullpen provided an additional 40% in capacity of gaming devices at Bullwhackers Black Hawk. Management is disappointed with the results of operations at the Bullpen, which is acheiving significantly lower win per unit than the remainder of Bullwhackers Black Hawk. The increase in net revenues at Bullwhackers Black Hawk were somewhat offset by a decrease in net revenues of approximately 17%, or $1.4 million, at Bullwhackers Central City as a result of a continued overall decline of the casinos located on Main Street in the Central City market. The Company's Silver Hawk Saloon & Casino experienced a 9%, or $460,000, overall decline in net revenues for the first six months. The majority of the Silver Hawk

Saloon & Casino decline occurred in the third quarter, subsequent to the opening of a major competitor in the Black Hawk market.

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

YEAR 2000 ISSUES

     Until recently most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Computer programs which are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in major computer system or program failures or miscalculations or equipment malfunctions. This is referred to as the "Year 2000" issue ("Y2K"). The Company recognizes that the impact of the Y2K issue extends beyond traditional computer hardware and software to equipment used in operations, such as the Company's slot tracking system, as well as to third parties. The Y2K issue is being addressed within the Company by its informational technology department and progress is reported periodically to management. Since 1997, the Company has been reviewing all internal, external and third-party informational technology ("IT") systems related to its business. The Company has completed an internal

IT evaluation with satisfactory results and is currently reviewing external and third-party IT systems for Y2K compliance. External and third-party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third-party evaluations by the second quarter of 1999. To date, all evaluations have uncovered minimal exposure to Y2K problems. However, there can be no guarantee that the systems of other companies on which the Company's systems and business rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors, therefore third party impact on the Company is expected to be minimal. The Company currently estimates that the cost to rectify any internal Y2K issues will be approximately $70,000, which would include replacing hardware systems and upgrading software. Estimates of external or third-party Y2K expenses available at this time are not expected to be material, however, the Company continues to review and monitor compliance. The total cost of the Company's Y2K efforts are not expected to be material with respect to the Company's operations, liquidity or capital resources. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary disruption of operations, including the inability to access the Company's slot tracking system. A significant disruption may have a material adverse impact upon the Company's operating results. The Company's contingency plan includes the following:

-  regular back-up of all scientific and business related electronic data;
-  archival of critical business paperwork;
- scheduling manufacturing campaigns not to extend or overlap the year 2000 time change; and,
- upgrading security systems to be Y2K compliant (included in above dollar amount).

     The Company's Y2K-related costs are not expected to be material to the Company's consolidated results of operations. The Company will continue to evaluate all IT systems for Y2K compliance throughout 1999.

     There is still uncertainty around the scope of the Y2K issue. At this time the Company cannot quantify the potential impact of potential Y2K failures. The Company's Y2K program and contingency plans are being developed to address issues within the Company's control. The program minimizes, but does not eliminate, the issues of external parties.

     The costs of the project and estimated completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     A. LADBROKE. On August 21, 1998, Ladbroke Gaming Corporation ("Ladbroke Gaming") acquired beneficial ownership of 100% of the issued and outstanding shares of common stock, $0.01 par value ("Common Stock"), of the Company for $6.25 in cash per share pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 1997, by and among CG&E Acquisition Corp., Ladbroke Racing Corporation ("Ladbroke Racing") and the Company, as amended by a first Amendment to Agreement and Plan of Merger dated as of October 21, 1997 and assigned to Ladbroke Gaming pursuant to an Assignment of Agreement and Plan dated as of March 18, 1998. The transaction was structured as a statuatory merger pursuant to Section 251 of the Delaware Corporations Law. The press release announcing the transaction is attached as Exhibit 99 and is incorporated herein in its entirety.

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


                                       COLORADO GAMING & ENTERTAINMENT CO.


                                       /s/  Richard J. Rabin
                                       --------------------------------------
                                       Richard J. Rabin
                                       President and Chief Executive Officer
                                       Date:  November 12, 1998



                                       /s/  Robert J. Stephens
                                       --------------------------------------
                                       Robert Stephens
                                       Senior Vice President of Finance
                                       (Principal Financial Officer)
                                       Date:  November 12, 1998