Form 10-K
period 1998-12-31
COLORADO GAMING & ENTERTAINMENT CO
filed 1999-03-31
CIK 918390

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -------------
                                  FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  12% Senior Secured Pay-In-Kind Notes due 2003

         Indicate by check II whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes II No ___

         Indicate by check II if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check II whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes II No ___

     Number of shares of common stock outstanding at March 30, 1999: 100

                                    PART I

ITEM 1.  BUSINESS

GENERAL

         Colorado Gaming & Entertainment Co. ("CG&E" or the "Company"), formally known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" for the period prior to June 7, 1996), develops, owns and operates gaming and related entertainment facilities. The Company owns and operates, through wholly-owned subsidiaries, BWBH, Inc. ("BWBH" or "Bullwhackers Black Hawk") and Silver Hawk Casino, Inc. (the " Silver Hawk Casino") in the historic mining towns of Black Hawk, Colorado (Bullwhackers Black Hawk, Bullwhackers Central City and the Silver Hawk Casino are referred to together as the "Colorado Casinos"). Until March 1999, through another wholly-owned subsidiary BWCC, Inc. ("BWCC" or "Bullwhackers Central City"), the Company operated a casino in the adjacent historical mining town of Central City. In addition, through a wholly-owned subsidiary, Millsite 27 Inc. ("MS27"), the Company owns a parking lot with a capacity of approximately 500 cars, which is located directly between, and is used by, Bullwhackers Black Hawk and the Silver Hawk Casino. References in this Annual Report on Form 10-K to CG&E or the Company include its subsidiaries unless the context otherwise requires.

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

         On August 21, 1998, Ladbroke Gaming Corporation ("Ladbroke Gaming") acquired beneficial ownership of 100% of the issued and outstanding shares of common stock, $0.01 par value, of the Company for $6.25 in cash per share pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 1997, by and among CG&E Acquisition Corp., a subsidiary of Ladbroke Racing Corporation ("Ladbroke Racing") and the Company, as amended by a first Amendment to Agreement and Plan of Merger dated as of October 21, 1997 and assigned to Ladbroke Gaming pursuant to an Assignment of Agreement and Plan dated as of March 18, 1998. In association with the merger, on August 21, 1998 the Company's outstanding common stock was canceled and the Company issued one hundred common shares, with $0.01 par value, to Ladbroke Gaming. Ladbroke Gaming is a wholly-owned subsidiary of Ladbroke plc.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

         Certain statements set forth above and elsewhere in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to future competition, financing and refinancing sources and availability, plans for future development or expansion activities and capital expenditures. Such statements can be identified by the use of forward-looking terminology such as "might," "may," "will," "would," "could," "except," "anticipate," "estimate," "likely," "believe, "or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results of operations in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to leverage and debt service and financing and refinancing efforts, competition, inclement weather, general economic conditions in the Denver metropolitan area, changes in gaming laws, regulations or tax rates and risks related to development and construction activities. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Statement on Forward-Looking Information."

COLORADO CASINOS AND RELATED AMENITIES

         BULLWHACKERS BLACK HAWK. Bullwhackers Black Hawk opened on July 17, 1992 and is located at the town's main intersection of Colorado State Highway 119 (the primary access road to Interstate 70, which leads to Denver) and Gregory Street (which connects Black Hawk to Central City). Bullwhackers Black Hawk is a 36,000 square foot facility which contains approximately 12,000 square feet of gaming space on four levels. The casino currently has approximately 740 slot machines and nineteen table games. The facility has one bar on each level, a 176-seat full service restaurant and office space. Bullwhackers Black Hawk utilizes a Victorian theme in its interior design, featuring a winding grand staircase and a glass-enclosed elevator connecting the various levels of the facility.

         On February 13, 1998, the Company purchased the assets comprising Bullwhackers' Bullpen Sports Casino (the "Bullpen") from Pioneer Associates Limited Liability Company for approximately $5.5 million. On May 1, 1998, the Company commenced operations at the Bullpen. This purchase expanded Bullwhackers Black Hawk's original capacity to approximately 840 slot machines at the end of 1998. The Bullpen is a 15,000 square foot facility which contains approximately 5,000 square feet of gaming space on three levels. As of December 31, 1998, the casino currently had approximately 240 slot machines and three table games. The facility has two bars on two of the levels, a full service restaurant and office space. Bullpen is a sports theme with multiple televisions and team decor. In January 1999, the Company closed the second floor of the Bullpen, which eliminated a restaurant and approximately 113 slot machines from Bullwhackers Black Hawk operations.

         In June 1997, the Company completed construction of a day care facility adjacent to Bullwhackers Black Hawk, operated by New Horizons Kids Quest III, Inc.("Kids Quest"), at a cost of approximately $1.4 million. Kids Quest is solely responsible for the day-to-day operations of the day care facility.

         BULLWHACKERS CENTRAL CITY. Bullwhackers Central City opened on June 15, 1992 and is located at one of the town's two main intersections. This 31,000 square foot facility contained approximately 8,750 square feet of gaming space on two levels. Bullwhackers Central City had approximately 320 slot machines and four table games at the facility as of year-end. The facility had two bars, a 126-seat full service restaurant and office space. In January 1999, Bullwhackers Central City closed its full service restaurant and removed an additional 50 slot machines.

         The Company believes that proximity to convenient parking is extremely important to the Central City casinos and the Colorado market in general. However, except for the largest casino in Central City which constructed an on-site parking garage in 1997, none of the casinos currently operating in Central City offer on-site parking for more than 50 cars. There are several public parking lots in Central City offering parking for a total of approximately 550 cars, including a 200-space lot across from Bullwhackers Central City. As a result of the lack of adequate convenient parking, many of the operators in Central City, including the Company, increasingly rely on costly busing programs, which offer cash back promotions and other incentives designed to enhance incremental patron visitation and play.

         For the last several years, Bullwhackers Central City has operated in an environment of declining revenue levels, and has generated limited operating profits. In an effort to address the situation over the last several years, management has cut costs and periodically reduced the number of slot machines from 534 in 1994 to approximately 320 by the end of 1998. Additionally, the revenue declines in the third and fourth quarters of 1998 were progressively worse. Generally, management's efforts were successful in maintaining some profitability in the face of year over year revenue declines. Management believes that the significant expansion of new properties in the Black Hawk market, and other projects, which are expected to open in Black Hawk by the end of 1999, would put further pressure on the Central City market and specifically Bullwhackers Central City. Accordingly, management believes that generating operating profits at Bullwhackers Central City in 1999 and beyond would be unlikely. Additionally, efforts to manage, staff, market, and maintain the slot product necessary to offer a competitive operation in Central City would continue to divert management's time, attention and Company resources from its core property, Bullwhackers Black Hawk. Given these factors, in February 1999, the Company announced that Bullwhackers Central City would cease operations on March 31, 1999. Subsequently, on March 10, 1999, the Company closed Bullwhackers Central City due to lack of business levels. The Company recorded a $4.3 million write down of this property as of December 31, 1998. All value related to Central City assets, other than the certain gaming and other equipment that has value in the Company's other operations, has been written-off on the Company's consolidated balance sheet.

         SILVER HAWK CASINO. The Silver Hawk Casino is an approximately 12,000 square foot four-story building constructed in 1993. The Company purchased the Silver Hawk Casino on April 12, 1996. The Company completed minor interior remodeling and reopened the facility on June 26, 1996. Currently, the Silver Hawk Casino has approximately 250 slot machines. The facility has two bars, a full service restaurant and office space.

          PARKING LOT. The Company owns an approximately 3.25-acre surface parking lot located between Bullwhackers Black Hawk and the Silver Hawk Casino. The Company believes that proximity to convenient parking is extremely important in Black Hawk. In May, 1997 the Company completed the process of expanding its parking lot to accommodate a total of approximately 500 cars.

         CANADA. In September 1997, the Ontario Gaming Control Commission announced that Diamond Gaming of Ontario Inc., a partnership between the Company, a subsidiary of Ogden Corporation and Diamond Gaming Services Inc., was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. On June 26, 1998, the Government of the Province of Ontario advised the partnership that the Government canceled the charity casino initiative. Accordingly, the Company and its partners ceased all activity with respect to the development of charity casinos in Kingston and Belleville. The partnership is seeking, at a minimum, reimbursement from the Ontario Government of its expenses incurred in such development activities. The Ontario Government has expressed a desire to reimburse the successful bidders a reimbursement of costs incurred on the project. Over the last several months the partnership has submitted project costs detail to the governmental authorities and been negotiating a settlement agreement. While an executed agreement has not been finalized, the Company has every indication that the agreement will be finalized shortly. Accordingly, the Company anticipates a reimbursement of approximately $400,000 in 1999 for its share of the partnership costs.

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

         Customers for casinos in Black Hawk and Central City are primarily "day trippers" from the Denver metropolitan area. Approximately 1.8 million people live in the Denver metropolitan area, approximately 2.4 million people live within a 50-mile radius of Denver, and approximately 3.0 million people live within a 100-mile radius of Denver, of Black Hawk and Central City. Black Hawk and Central City are located approximately 35 miles west of Denver and approximately ten miles from Interstate 70, the main east-west artery connecting Denver with many of Colorado's premier ski resorts.

         According to the Colorado Division of Gaming, there were 49 gaming facilities operating in Colorado at the end of 1998, with a total of 14,376 slot machines and 227 table games. Of these, 19 facilities, 7,181 slot machines and 125 table games were located in Black Hawk; 12 facilities, 3,142 slot machines and 46 table games were located in Central City; and 18 facilities, 4,053 slot machines and 56 table games were located in Cripple Creek. Generally, Central City facilities have not been able to compete effectively with facilities in Black Hawk, primarily because Black Hawk casinos offer substantially more on-site parking and more convenient location and access, which is a significant competitive advantage in the Colorado market. For the year ended 1998, the average daily win per slot machine was $128.88 in Black Hawk, $64.41 in Central City and $54.52 in Cripple Creek.
The cumulative gaming win in Black Hawk as a market was $257 million in 1998 as compared to $220 million in 1997, a 17% increase. The total gaming win in the Central City market was $90 million in 1998 as compared to $82 million in 1997. Although these figures reveal an increase in the cumulative gaming win in Central City, the growth is a direct result of the largest competitor located off Main Street in Central City, continuing to grow due to the addition of their parking garage in mid 1997, while the results of the Main Street operators, including Bullwhackers Central City, have seen revenues decline over the past few years.

         MARKETING STRATEGY. The Company targets primarily customers in the Denver metropolitan area. The Company seeks to attract customers to the Colorado Casinos by: (i) offering first-class facilities with comfortable and efficient layouts; (ii) providing ample parking; (iii) promoting customer awareness through marketing of the Bullwhackers name and theme; (iv) providing excellent customer service with a motivated staff; (vi) utilizing strategic busing programs; (vii) offering customer promotions; (viii) providing desirable food products and refreshments; and (ix) providing incentives to higher-value repeat customers.

         In particular, the Company has used extensive marketing programs to build customer awareness, including radio, print and direct mail. The Company believes that Bullwhackers enjoys among the highest name recognition of all casinos located in Colorado, a fact which the Company attributes in part to the success of its marketing campaigns. The Company has also developed promotional offerings centered around the Bullwhackers theme of offering a fun, exciting gaming atmosphere, including providing gift items and a cash-back reward system based upon level of play through slot club membership in the "Bullwhackers Five Star Players Club." The Company also has instituted several new busing programs, transporting customers to and from Black Hawk and Central City.

COMPETITION

         Competition in the Black Hawk and Central City gaming market, which forms the primary gaming market in Colorado, is intense. Bullwhackers Central City is located approximately one and one-half miles from Bullwhackers Black Hawk and the Silver Hawk Casino is located across the Company's parking lot from Bullwhackers Black Hawk. The Company believes that its primary competition are other casinos operating in Black Hawk and Central City. More experienced, nationally recognized casino operators from other areas of the country have entered, or have recently announced plans to enter, the Colorado gaming market, including Harvey's, Isle of Capri, Riviera Holdings, Inc., Hyatt, Anchor Gaming and Fitzgerald's, many of which have substantially greater financial and marketing resources than the Company. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities and gaming devices to continue to increase in Black Hawk.

         In June 1998, a joint venture between Black Hawk Gaming & Development Co., the owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment commenced casino operations of a property named "The Lodge", which is a 35,000 square foot casino, 500 covered parking spaces and approximately 800 slot machines. In December 1998, the Isle of Capri Black Hawk, which is owned by subsidiaries of Isle of Capri, Inc. and Nevada Gold & Casinos, Inc., commenced operations. The Isle of Capri Black Hawk is a 55,000 square foot casino with 1,100 slot machines, 14 table games, three restaurant offerings and 1,000 on-site covered parking spaces. The new gaming capacity (a 34% increase over prior year) that entered the Black Hawk market in the second half of 1998 may dilute existing operators' win per unit and revenue, including the Company's. Accordingly, such increase in capacity may have a material adverse affect on the Company's results of operations. Management believes the new properties adversely affected the Company's revenues and operating results in 1998, and will continue to affect the Company's performance in 1999.

         In addition, a number of other casino projects have begun construction in Black Hawk. Riviera Holdings, Inc. commenced construction of a casino scheduled to open in late 1999, which is expected to include 1,000 slot machines and 500 space covered parking garage. Additionally, Bullseye Gaming has commenced construction of the Black Hawk Brewery Casino and is scheduled to open in late 1999, which will offer 600 slot machines and 500 parking spaces. Fitzgeralds has also announced an expected expansion of approximately 50% of their current gaming area as well as 70-80 hotel rooms. Various other projects have been announced, proposed, discussed or rumored for the Black Hawk market, including large projects known as "Country World" and the "St. Moritz - Hyatt". The new capacity, actual and proposed, have all been announced for the town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first two major intersections of State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. In contrast, Bullwhackers Black Hawk and the Silver Hawk Casino are located at the northern end of Black Hawk at the third major intersection off

State Highway 119. The projects currently under construction and, or the projects may have a material adverse impact of the Company's results from operations.

         The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of amenities, name recognition and overall atmosphere. The Company believes it generally competes favorably on these factors. The Silver Hawk Casino is smaller, has a less advantageous location and currently has less name recognition than some of its direct competitors.

         Since limited stakes gaming was instituted in Colorado in 1991, a number of casinos have ceased operations. In addition, several operators, including the Company, have reduced staffing and have closed temporarily or reduced their square footage and/or hours of operations. The Company believes that the casinos that failed in Central City did so primarily due to Central City's Main Street disadvantages of location and parking as compared to Black Hawk. In Black Hawk, the Company believes the properties that have failed have done so for a variety of reasons, including inferior design, inconvenient parking, inadequate size, inexperienced management and undercapitalization.

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

         In addition to competing with other gaming facilities in Colorado, the Company competes to a lesser degree, both for customers and in potential future gaming sites, with gaming facilities nationwide, including casinos in Nevada and Atlantic City, many of which have substantially greater financial resources and experience in the gaming business. The Company also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, bingo parlor operations, charitable gaming and pari-mutual wagering, among others, and competes for entertainment dollars generally with other forms of entertainment.

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

         The Director of the Division (i) may inspect, without notice, premises where gaming is being conducted; (ii) may seize, impound or remove any gaming device; (iii) may examine and copy all of a licensee's records;
(iv) may investigate the background and conduct of licensees and their employees; and (v) may bring disciplinary actions against licensees and their employees. It may also conduct detailed background checks of persons who loan money to or invest money in a licensee.

         It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming-related-licenses. The licenses are revocable and non-transferable. Bullwhackers Black Hawk, Bullwhackers Central City and the Silver Hawk Casino were granted retailer/operator licenses concurrently with their respective openings. These licenses are subject to continued satisfaction of suitability requirements. The current licenses for Bullwhackers Black Hawk expires on December 2, 1999 and the license for the Silver Hawk Casino expires on June 24, 1999 and currently is in the process of being renewed. The Bullwhackers Central City license was surrendered in March 1999. There can be no assurance that the Company will successfully renew its licenses in a timely manner or at all. The failure or inability of the Company, BWBH, Silver Hawk Casino, or associated persons to maintain necessary gaming licenses will have a material adverse effect on the operations of the Company. As a general rule under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three gaming licenses in Colorado. The Company currently has two such licenses, one each for Bullwhackers Black Hawk and the Silver Hawk Casino. The Company has applied for a separate license to operate the Bullpen. Should such license be approved, the Company estimates it will reduce its gaming tax expense by approximately $700,000 annually.

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

         All persons employed by the Company who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a support gaming license prior to commencing employment. In addition, "Key" licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado Casino at all times. All licenses are revocable, non-transferable and valid only for the particular location initially authorized, except that support and key employee licenses move with the approved individual and are not location specific. Messrs. Szapor, Mayer, Rabin, Stephens and all officers of the Company, among others, all hold key licenses in Colorado. Subsequent to year-end, Mr. Szapor and Mr. Mayer resigned from their positions with the Company.

         Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including but not limited to the Company, may be required to supply the Gaming Commission with substantial information, including but not limited to, personal background and financial information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints.

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

         The Colorado Casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. Slot machines, blackjack and poker are the only permitted games, with a maximum single bet of $5.00. The Colorado Casinos may not provide credit to gaming patrons. The Colorado Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective July 1 of each year, the Gaming Commission establishes the gross gaming revenue tax rate for the ensuing twelve months. Under the Colorado Constitution, the rate can be increased to as much as 40%. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%. These regulations and taxes adversely affect the Colorado Casinos' ability to generate operating profits. See "- Non-Gaming Regulation - Taxation."

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

NON-GAMING REGULATION

         LIQUOR REGULATION. The sale of alcoholic beverages is subject to licensing, control and regulation by the Liquor Agencies. The current liquor licenses for Bullwhackers Black Hawk and Bullwhackers Central City, which were recently renewed, expire in January and February of 2000, respectively. The Silver Hawk liquor license expires in June 1999 and is in the process of being renewed. There can be no assurance that such renewals of the Liquor Agencies will be obtained. As of March 10, 1999, the Bullwhackers Central City has ceased operations and will surrender its liquor license in 1999.

         All liquor licenses are renewable, revocable and not transferable. The Liquor Agencies have full powers to limit, condition, suspend or revoke any liquor license. Any such disciplinary action could, and any failure to renew or other revocation of any of its liquor licenses would, have a material adverse effect upon the operations of the Company.

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

         TAXATION. Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. Black Hawk and Central City have imposed annual license fees, currently $750 and $1,265, respectively, for each gaming device installed in a casino. Colorado currently imposes an annual device fee of $75 for each gaming device installed in a casino. The Colorado Casinos operate as licensed gaming establishments pursuant to the Colorado Limited Gaming Act and, accordingly, are required to make monthly gaming tax payments to the State of Colorado. These rates are subject to annual revision with a maximum rate of 40%. The latest annual revision in the gaming tax rates, which became effective October 1, 1996, is calculated as a percentage of adjusted gross proceeds (casino net win). The gaming tax rates for the previous three gaming years are set forth in the following table:

                                          Annual Tax Rate from         Annual Tax Rate from     Annual Tax Rate from
         Annual Gross Proceeds               10/94 thru 9/96             10/96 thru 6/98          7/98 thru 6/99
         --------------------             --------------------         --------------------     --------------------
First $2 million....................                2%                          2%                       2%
Next $2 million.....................                8%                          4%                       4%
Next $1 million.....................               15%                         14%                      14%
Next $5 million.....................               18%                         18%                      18%
Proceeds over $10 million...........               18%                         20%                      20%


         In 1997, the Gaming Commission changed the gaming tax year from October 1 through September 30 to July 1 through June 30. Accordingly, the new tax rate for the gaming tax year 1999-2000 will be set by the Gaming Commission in June, effective as of July 1. While it is difficult to speculate on how the Gaming Commission may adjust the tax rates, if at all, any material increase in the tax rates could have a material adverse effect on the Company's consolidated results of operations and financial position.

EMPLOYEES

         The Company employs approximately 503 persons, including cashiers, dealers, food and beverage servers, facilities maintenance, accounting, marketing and human resources personnel. No labor unions currently represent any employees of the Company. A package of employee benefits is provided to full-time employees. The Company believes that its employee relations are satisfactory.

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

ITEM 2.  PROPERTIES

         The Company owns, through wholly-owned subsidiaries, the Colorado Casinos and the parking lot including, with the exception of Bullwhackers Black Hawk, free title to the real property underlying the buildings. The Company leases the real property underlying Bullwhackers Black Hawk pursuant to a 23-year land lease expiring in 2014. The terms of the ground lease require base minimum payments for the calendar year through 1999 of $150,000 per quarter. The base minimum quarterly payments increase thereafter for each five-year period for the balance of the lease term, up to a maximum of $195,000 per quarter. Additional rent in the amount of 1.9% of Bullwhackers Black Hawk's adjusted gross revenue is payable monthly in arrears throughout the term of the lease. In February 1998, the Company entered into an amendment to this lease, commencing upon the opening of the Bullpen, requiring the Company to pay 80% of the above additional rent (1.9% of adjusted gross revenues) on the joint premises of Bullwhackers Black Hawk and the Bullpen. The lease contains a buy-out provision which allows the Company to buy the land subject to the lease on or after November 1, 2001 at a price equal to nine times the annual base minimum rent payments in effect when the buy-out is exercised.

         On February 11, 1998, the Company entered into three ground lease agreements for the real property underlying the facility of the Bullpen. The terms of the first lease requires a monthly $35,000 base rent and additional rent equal to 40% of Net Win (as defined therein) of the gaming operations conducted on the premises through September 2022, with an option to extend the lease term to July 2024. The terms of the second lease requires a $22,500 monthly lease payment through July 2024. This lease contains a purchase option for $1.2 million expiring in March 2001. The terms of the third lease requires a monthly rent between $12,500 to $16,500 per month, based on a range of Average Daily Proceeds from all gaming devices on the premises, which monthly rent escalates throughout the term of the lease, through July 2024.

     In March 1997, the Company relocated its corporate offices from Denver to Lakewood, Colorado pursuant to a $10,000 a month lease, which expires April 2002.

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

         In March 1998, Lady Luck Central City, Inc., formerly known as Gold Coin, Inc., filed a complaint in the District Court for the County of Jefferson, State of Colorado, Case No. 98 CV 672, captioned as LADY LUCK CENTRAL CITY, INC. V. BWCC, INC., D/B/A BULLWHACKERS CENTRAL CITY, COLORADO GAMING & ENTERTAINMENT, CO., AND LADBROKE GROUP PLC. In 1999, the Company negotiated a Settlement Agreement in order to avoid further expenses, inconvenience, and other distraction of litigation. Both parties agreed to fully dismiss and release each other from all claims. The settlement is for $300,000, which is accrued for in the Company's consolidated balance sheet.

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

         The Company, through independent environmental consultants, conducted both Phase I and Phase II environmental examinations of the real property underlying the Bullwhackers Casinos and obtained subsequent follow-up reports, including a Phase I on the Bullpen Sports Casino. Based on these examinations, the Company is not aware of any environmental problems affecting the Colorado Casinos which would likely result in material costs to the Company. Although the Company has not conducted environmental evaluations of the real property underlying the Silver Hawk Casino, it does not believe that there are any environmental problems affecting the Silver Hawk Casino site which are likely to result in material costs to the Company. No assurance can be given, however, that the Company will not subsequently discover significant environmental problems at any of its Colorado properties. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify additional areas within the Site, including the Colorado Casino sites, for remediation. If any of the Colorado Casinos were included in additional areas of concern within the Site, the Company could be identified as a PRP and any liability related thereto could have a material adverse effect on the Company. Furthermore, environmental conditions at any of the Company's properties could have, or could in the future have, a detrimental impact on adjacent or nearby properties or persons. No assurance can be given that no such impact on a third party will arise in the future, nor that such an impact, if it arises, will not have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
             None.

ITEM 4A. EXECUTIVE  OFFICERS OF THE REGISTRANT

         Set forth below is certain information with respect to each individual who is an executive officer of the Company:

Name                           Age               Position(s)
---                            ---               -----------

John Long                      51                Chief Executive Officer and Director

Richard S. Rabin               52                President and Chief Operating Officer and Director

Robert J. Stephens             31                Senior Vice President of Finance and Treasurer

Jack Breslin                   44                Vice President of Marketing


         JOHN R. LONG has served as Chairman of the Board of Directors of the Company since August 1998 and as Chief Executive Officer beginning in January 1999. Mr. Long has served as President and Chief Executive Officer of Ladbroke Racing Corporation since December 1992.

         RICHARD S. RABIN has served as President and Chief Operating Officer of the Company since January 1999. Mr. Rabin served as Senior Vice President of Operations of the Company since March 1996 through December 1998 and served as an interim director from the Effective Date through October 1996. Mr. Rabin served as Vice President, Finance & Administration of the Company from August 1995 until March 1996. From 1994 until joining the Company, he served as Chief Financial Officer of a riverboat gaming facility operated by Sahara Gaming Corporation in Missouri and then as General Manager of a gaming facility operated by Sahara Gaming Corporation in Nevada. From 1991 to 1994, Mr. Rabin was Chief Financial Officer and Vice President and, beginning in 1993, also General Manager, of the Glory Hole Saloon and Gambling Hall in Central City, Colorado. From 1985 until 1991, Mr. Rabin served in various positions in the gaming industry in Reno, Nevada. Mr. Rabin holds a key license from the Gaming Commission and is a Certified Public Accountant.

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

         Not Applicable.

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

                                           IN THOUSANDS, EXCEPT SHARE DATA

                                                Years Ended December 31,
                                                ------------------------
                                                                            Jan. 1,1996
                                                                               through
                                                  1994          1995        June 6, 1996
                                                --------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net revenues............................        $ 45,474       $47,428        $19,982
Operating Expenses:
   Impairment of assets and
   predevelopment expense...............          10,804        11,347             --
   Reorganization items.................               -        17,910          2,290
   Other operating expenses.............          47,631        44,807         17,130
Income (loss) from operations...........         (12,961)      (26,636)           562
Interest expense........................          18,822        18,664            579
Extraordinary gain from reorganization..              --            --        164,358
Equity loss in unconsolidated
   subsidiary...........................          (2,324)      (70,277)             --
                                                --------     ---------       ---------
Net income (loss).......................        $(32,331)    $(115,216)      $164,407
                                                --------     ---------       ---------
                                                --------     ---------       ---------


                                           June 7, 1996        Year Ended      Year Ended
                                             through           December 31,    December 31,
                                         December 31, 1996        1997            1998
                                         -----------------     ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net revenues...........................       $30,680            $52,132          $53,693
Operating Expenses:
   Impairment of Central City assets...            --                 --            4,316
   Reorganization items................           308                 75               --
   Other operating expenses............        26,402             44,421           47,382
Income from operations.................         3,970              7,636            1,995
Interest expense.......................         3,867              6,780            7,341
                                              -------            -------          -------
Net income (loss)......................       $   192            $   212          $(5,258)
                                              -------            -------          -------
                                              -------            -------          -------


                                                                    AS OF DECEMBER 31,
                                                                    ------------------
                                              1994          1995         1996         1997        1998
                                              ----          ----         ----         ----        ----
BALANCE SHEET DATA:
Cash and cash equivalents .............     $  7,977     $   3,623     $  5,758     $ 4,228     $ 4,022
Total assets ..........................      141,093        37,680       67,048      64,679      64,872
Long-term debt (excluding current
portion)...............................      155,675            --       55,391      53,553      57,880
Liabilities subject to compromise......           --       186,460           --          --          --
Total stockholders' equity (deficit)...      (36,824)     (153,137)       4,869       5,248         729


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, enacted pursuant to the Private Securities Litigation Reform Act of 1995. Such Section 21E provides certain "safe harbor" protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, competition, growth opportunities, source and uses of capital, future development or expansion activities, underlying assumptions and other statements which are other than statements of historical facts. Such statements may be identified by the use of forward-looking terminology such as "might," "may," "would," "could," "expect," "anticipate," "estimate," "likely," "believe," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements involve a number of risks, uncertainties and other factors that may significantly affect the Company`s liquidity and results of operations in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.

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

OVERVIEW

         Colorado Gaming & Entertainment Co. ("CG&E" or the "Company"), formally known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" for the period prior to June 7, 1996), develops, owns and operates gaming and related entertainment facilities. The Company owns and operates, through wholly-owned subsidiaries, BWBH, Inc. ("BWBH" or "Bullwhackers Black Hawk") and Silver Hawk Casino, Inc. (the " Silver Hawk Casino") in the historic mining towns of Black Hawk, Colorado. In addition, until March 1999, through another wholly-owned subsidiary BWCC, Inc. ("BWCC" or "Bullwhackers Central City"), the Company operated a casino in the adjacent historical mining town of Central City. In addition, through a wholly-owned subsidiary, Millsite 27 Inc. ("MS27"), the Company owns a parking lot with a capacity of approximately 500 cars, which is located directly between, and is used by, Bullwhackers Black Hawk and the Silver Hawk Casino. On February 13, 1998, the Company purchased the assets comprising Bullwhackers' Bullpen Sports Casino (the "Bullpen"), a 260 slot machine expansion to Bullwhackers Black Hawk, from Pioneer Associates Limited Liability Company for approximately $5.5 million. Additionally, the Company incurred approximately $2.0 million to equip and renovate the Bullpen. The Company removed the common wall separating Bullwhackers Black Hawk from the Bullpen and the combined casino operates as a single casino under one gaming license and one liquor license. On May 1, 1998, the Company commenced operations at the Bullpen.

         On August 21, 1998, Ladbroke Gaming Corporation ("Ladbroke Gaming"), a subsidiary of Ladbroke Group plc., acquired beneficial ownership of 100% of the issued and outstanding shares of common stock, $0.01 par value, of the Company for $6.25 per share in cash pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 1997, by and among CG&E Acquisition Corp., a subsidiary of Ladbroke Racing Corporation and the

Company, as amended and assigned to Ladbroke Gaming. In association with the acquisition, on August 21, 1998 the Company's outstanding common stock was canceled and the Company issued one common share, with no par value, to Ladbroke Gaming. Due to the existence of outstanding public debt, the Company did not perform push-down accounting based on the acquisition value.

RESULTS OF OPERATIONS

         FOR THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

         The Company's net revenue increased 3%, to $53.7 million in 1998, from $52.1 million in 1997. The increase in net revenue is attributable to a 12%, or a $4.3 million, increase at Bullwhackers Black Hawk. The increase in net revenue is due to the strong results achieved in the first half of 1998 at Bullwhackers Black Hawk, as a result of the strong overall growth in the Black Hawk market and Bullwhackers Black Hawk's ability to increase its market share. Additionally, the opening of the Bullpen expansion in May 1998 contributed to the increase in 1998. The majority of the year over year increases in revenue were generated in the first six months of 1998. Given that the Bullpen provided an additional 40% increase in gaming device capacity at Bullwhackers Black Hawk and resulted in little increases in revenue over the prior year period for the second half of the year, management is disappointed with the results at the Bullpen expansion. Management believes the opening of a large competitor in June of 1998 contributed to the disappointing performance of the Bullpen in the second half of 1998. Additionally, another large competitor opened at the end of December 1998. The two competitors provide an additional 35% in gaming device capacity in the Black Hawk market. Accordingly, Bullwhackers Black Hawk's lower revenue results in the second half of 1998 will, in management's belief, likely continue or deteriorate further in 1999. For further discussion of competition in the Black Hawk and Central City market and management's plans to address the situation, see the COMPETITIVE OUTLOOK discussion elsewhere in Management's Discussion and Analysis.

         The increase in revenues at Bullwhackers Black Hawk was somewhat offset by a 13%, or $800,000, decrease in net revenues at the Silver Hawk Casino in 1998. The majority of the decrease at the Silver Hawk Casino occurred in the last six months of 1998, subsequent to the opening of two major competitors in the Black Hawk market. In addition, Bullwhackers Central City revenue decreased 19%, or $1.9 million, in 1998 as compared to 1997, as a result of the overall decline of the casinos located on Main Street in Central City, suffering further competitive pressures as a result of the new properties which commenced operations in Black Hawk.

         For the last several years, Bullwhackers Central City operated in an environment of declining revenue levels, and has generated limited operating profits. In an effort to address the situation over the last several years' management has cut operating expenses and periodically reduced the number of slot machines from 534 in 1994 to approximately 320 by the end of 1998. Additionally, the revenue declines in the third and fourth quarters of 1998 were progressively worse. Generally, management's efforts were successful in maintaining some profitability in the face of year over year revenue declines. Given the significant expansion of new properties in the Black Hawk market, and other projects, which are expected to open in Black Hawk at the end of 1999, management believes these expansions will put further pressure on the Central City market and, specifically, Bullwhackers Central City. Accordingly, management determined that generating operating profits at Bullwhackers Central City in 1999 and beyond was unlikely. Additionally, efforts to manage, staff, market, and maintain the slot product necessary to offer a competitive operation in Central City would divert management's time, attention and resources from its core and more successful property, Bullwhackers Black Hawk. Given these factors, in February 1999, the Company announced that Bullwhackers Central City would cease operations on March 31, 1999. Subsequently, on March 10, 1999, the Company closed Bullwhackers Central City due to lack of business. The Company recorded a $4.3 million write down of this property as of December 31, 1998. All value related to Central City assets other than the certain gaming and other equipment that has value in the Company's other operations has been written-off from the Company's consolidated balance sheets.

         Expenses directly related to casino operations, including casino labor expense and gaming taxes, increased 4% to $24.1 million in 1998, as compared to $23.2 million in 1997. The increase in casino expenses is due to increased staffing and other costs associated with the addition of the Bullpen expansion in the 1998 period and from the overall competitive environment in the Black Hawk and Central City market which has led to increasing labor costs. Increased casino expense at Bullwhackers Black Hawk was somewhat offset by a decrease in casino expenses at both Bullwhackers Central City and Silver Hawk Casino, as a result of reduced staffing and other costs in relation to the decrease in business volumes.

         Marketing expense increased 12% to $7.7 million in 1998, as compared to $6.9 million in 1997. Marketing expense reflects a 43% increase in marketing expense at Bullwhackers Black Hawk due to increased efforts to generate revenues in an increasingly competitive market and due to costs associated with a new busing program that began in August 1998. This increase is somewhat offset by a 19% decrease in marketing expense at Bullwhackers Central City, as a result of lower business volumes at the property (primarily certain cash-back promotions and busing program costs).

         Food and beverage expense increased 42% to $4.8 million in 1998 as compared to $3.4 million in 1997. This increase in expense is a result of higher food costs and additional staffing for certain discounted food promotions, which were offered in the 1998 period. Additionally, expenses increased as a result of operating an additional food outlet as part of the Bullpen expansion, beginning in May of 1998.

         Casino general and administrative expenses decreased 3% to $2.8 million in 1998, as compared to $2.9 million in 1999. The decrease is primarily due to decreases in casino general and administrative expenses at both Bullwhackers Central City and Silver Hawk Casino, as a result of reduced staffing and other costs in relation to the decrease in business volumes.

         Corporate expense increased 8% to $3.3 million in 1998, as compared to $3.0 million in 1997. Included in corporate expense is incentive compensation expense for senior management based upon the Company's Cash Bonus Plan and stock awards under the Management Incentive and Non-Employee Director Stock Plan. The incentive compensation expenses totaled $910,000 (including $739,000 of non-cash expense related to stock grants) compared to $336,000 (including $166,000 of non-cash expense related to stock grants) for the years ended 1998 and 1997, respectively. The Company also incurred approximately $300,000 and $750,000 of other corporate expense relating to the Ladbroke merger for the years ended 1998 and 1997, respectively.

         Depreciation and amortization expense decreased 14% to $4.3 million in 1998 as compared to $5.0 million in 1997. The decreased depreciation and amortization charges are a direct result of a large amount of equipment at Bullwhackers Black Hawk and Bullwhackers Central City becoming fully depreciated in mid 1997.

         The Company incurred $299,000 in pre-opening expense in 1998 related to the opening of the Bullpen, which commenced operation May 1, 1998.

         Interest expense increased 8% to $7.3 million in 1998, as compared to $6.8 million in 1997. The increase in interest expense is due to the increased debt balance outstanding during 1998 as a result of borrowing to fund the Bullpen purchase and renovation.

         FOR THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

         The Company's net revenue increased 3%, to $52.1 million in 1997, from $50.7 million in 1996. The increase in revenue is primarily attributable to a full year of operations of the Silver Hawk Casino in 1997, which did not commence operations until June 26, 1996, and generated an incremental $2.4 million in net revenue in 1997. Bullwhackers Black Hawk produced a 1% increase in revenues in 1997. However, Bullwhackers Black Hawk's operating results were negatively affected in 1997 by severe weather in the fourth quarter and an abnormally low hold percentage on the Company's slot machines during November and December 1997. In addition, construction activities related to the Company's parking expansion and Kids Quest during the first five months of 1997 negatively effected revenues during that period. Additionally, the revenue growth at the Silver Hawk Casino and Bullwhackers Black Hawk was partially offset by a 13% revenue decrease at Bullwhackers Central City due to the overall decline of the Main Street casinos in the Central City market. The Central City market, which was down approximately 2% for the year, continues to struggle to compete with Black Hawk, which offers better access, parking convenience and superior properties. Additionally Bullwhackers Central City has not been able to compete effectively with Central City's largest casino, which offers substantially more amenities such as on-site parking and hotel rooms, including the opening of a major parking expansion in June 1997. Bullwhackers Central City revenue declines accelerated in the second half of 1997, subsequent to the opening of a competitor's expanded parking facilities.

         Expenses directly related to casino operations, including casino labor expense, gaming taxes and food and beverage expense increased 5% to $26.6 million in 1997, as compared to $25.3 million in 1996. The increase is due to a full year of operations of the Silver Hawk Casino in 1997 and an increase in the gaming taxes on revenues over $10 million from 18% to 20%.

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

         Corporate expense increased 7% to $3.0 million in 1997, as compared to $2.8 million in 1996. The increase primarily relates to $750,000 of legal, financial advisory and other fees incurred relating to the Merger. Absent these one-time transaction costs, corporate expense would have decreased 19.7% from the prior period.

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

         LIQUIDITY AND CAPITAL RESOURCES

         On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.125% as of December 31, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001, with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provided up to $5.0 million (the "Bullpen Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998 and is payable in full on June 6, 2001. As of December 31, 1998, the Company had an outstanding balance of approximately $4.4 million on the Bullpen Acquisition Line and $5.5 million on the Credit Facility in its entirety. On January 23, 1998 the Company received bondholder consent to allow Ladbroke, or its assignee, to act as the senior bank lender pursuant to the bond indenture. Subsequent to year-end, Ladstock Holding Company ("Ladstock"), an affiliate of the Company's parent, paid the outstanding balances on the Credit Facility and was assigned the Credit Facility. Accordingly, Ladstock is now the Company's senior lender on terms identical to the Credit Facility.

         The Company's outstanding 12% Senior Secured Pay-In-Kind Notes (the "Notes") have an outstanding principal amount of $52.7 million as of December 31, 1998. The Company retired $145,000 of Notes in the fourth quarter of 1998 pursuant to a mandatory repurchase offer upon a change of control, relating to the Ladbroke acquisition of all common shares of the Company. Interest on the Notes accrues at a rate of 12% per annum and is payable semi-annually in June and December. The Notes mature in June 2003. The Notes are redeemable prior to maturity, in whole or part, at the election of the Company on or after June 1, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on the June 1st in the years indicated below:

Year     Redemption Price
----     ----------------
2000          104%
2001          103%
2002          102%
2003          100%


         In September 1997, the Ontario Gaming Control Commission announced that Diamond Gaming of Ontario Inc., a partnership between the Company, a subsidiary of Ogden Corporation and Diamond Gaming Services Inc., was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. On June 26, 1998, the Government of the Province of Ontario advised the partnership that the Government canceled the charity casino initiative. Accordingly, the Company and its partners ceased all activity with respect to the development of charity casinos in Kingston and Belleville. The partnership is seeking at a minimum, reimbursement from the Government of its expenses incurred in such development activities. The Ontario Government has expressed a desire to reimburse the successful bidders a reimbursement of cost incurred on the project. Over the last several months the partnership has submitted project costs detail to the governmental authorities and been negotiating a settlement agreement. While an executed agreement has not been finalized, the Company has every indication that the agreement will be finalized shortly. Accordingly, the Company anticipates a reimbursement of approximately $400,000 in 1999, for its share of the partnership costs. Such reimbursement is roughly equivalent to the direct costs incurred by the Company relating to this project in 1997 and 1998 and is reflected as a receivable in the Company's consolidated balance sheet.

Y2K ISSUES

         Until recently, most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Computer programs which are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in major computer system or program failures or miscalculations or equipment malfunctions. This is referred to as the "Year 2000" issue ("Y2K"). The Company recognizes that the impact of the Y2K issue extends beyond traditional computer hardware and software to equipment used in operations, such as the Company's slot tracking system, as well as to third parties. The Y2K issue is being addressed within the Company by its informational technology department and progress is reported periodically to management. Since 1997, the Company has been reviewing all internal, external and third party informational technology ("IT") systems related to its business. The Company has completed an internal IT evaluation with satisfactory results and is currently reviewing external and third party IT systems for Y2K compliance. External and third party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third party evaluations by the second quarter of 1999. To date, all evaluations have uncovered minimal exposure to Y2K problems. However, there can be no guarantee that the systems of other companies on which the Company's systems and business rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors; therefore, third party impact on the Company is expected to be minimal. The Company currently estimates that the cost to rectify any internal Y2K issues will be approximately $90,000, which would include replacing hardware systems and upgrading software. Current estimates of the Company's expenses for addressing external or third party Y2K issues are not expected to be material; however, the Company continues to review and monitor compliance. The total cost of the Company's Y2K efforts are not expected to be material with respect to the

Company's operations, liquidity or capital resources. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary disruption of operations, including the inability to access the Company's slot tracking system. A significant disruption may have a material adverse impact upon the Company's operating results. The Company's contingency plan includes the following:

         - Regular back up of all scientific and business related electronic data;

         -  Archival of critical business paperwork; and,

         - Upgrading security systems to be Y2K compliant (included in above dollar amount).

         The Company's Y2K-related costs are not expected to be material to the Company's consolidated results of operations. The Company will continue to evaluate all IT systems for Y2K compliance throughout 1999.

         There is still uncertainty around the scope of the Y2K issue. At this time the Company cannot quantify the potential impact of potential Y2K failures. The Company's Y2K program and contingency plans are being developed to address issues within the Company's control and to reduce the level of the Company's uncertainty about its Year 2000 issues. The program and contingency/plans minimizes, but does not eliminate, the issues of external parties.

         The costs of the project, estimated completion dates worst case scenario and other forward looking statements above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved or that event will occur as projected and actual results and events could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area the ability to locate and correct all relevant computer codes, the success of the Company's suppliers and other external parties with which the Company interacts in addressing their Year 2000 issues, and similar uncertainties.

COMPETITIVE OUTLOOK

         Through the first six months of 1998, the Company experienced revenue growth and substantial growth in operating income and net income at Bullwhackers Black Hawk, which generated the majority of the Company's operating profits. However, the opening of two major new competitors in the Black Hawk market in June and December 1998 has significantly impacted the Company's operating results for the last six months of 1998 and will likely continue to negatively impact the operating results in 1999. Accordingly, the Company does not anticipate to be able to replicate the growth in revenues and operating profits achieved in 1997 and the first half of 1998. Rather, in the second half of 1998, the Company experienced a substantial decrease in operating income compared to the 1997 period. The Company's operating margins have deteriorated due to declining revenue levels and increasing operating and marketing costs. Additionally, in late 1999 two additional large competitors are scheduled to open casinos in Black Hawk. It is likely that this additional capacity will continue to dilute the Company's market share of revenues and, accordingly, may adversely impact the Company's operating profits in 1999 and beyond. Furthermore, should the operating trends and results experienced in the third and fourth quarters of 1998 continue or worsen, the Company will not be able to generate cash flow from operations to meet minimum debt service requirements in 1999. Accordingly, the Company would be reliant on its Credit Facility to meet such debt service requirements.

         Given the deteriorating financial results in the second half of 1998, management has devised various plans and operating strategies to improve the Company's performance. The operating plan includes a) closing Bullwhackers Central City and focusing all of its efforts and managerial resources on its Black Hawk properties, b) reconfiguring the Bullpen expansion to improve the overall layout and efficiency of Bullwhackers Black Hawk, c) eliminating discounted food offerings as an enticement for gaming patrons, d) renovating and upgrading the interior finish at Bullwhackers Black Hawk, e) implementing training programs to position the property on the basis of service excellence, f) reconfiguring or eliminating inefficient bus programs, and g) substantially reducing the

Company's corporate expense. While management believes this is a viable operating plan, there is no assurance that such initiatives will be effective in improving the Company's financial performance. Additionally, the competitive environment in Black Hawk may become increasingly severe, particularly if two new projects currently under construction commence operations in late 1999, as scheduled.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which requires disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates. As disclosed in Note 4 of the consolidated financial statements, the Company has outstanding long-term debt of $57.8 million at December 31, 1998. The Company currently has an average maturity of three years for long-term debt, $52.7 million of which is at a fixed rate of 12%, $670,000 of which is at a fixed rate of 9% and $4.5 million of which is at a rate averaging 10.125% for the year ended December 31, 1998.

         The Company does not have significant exposure to changing interest rates on long-term debt because interest rates for the majority of the debt is fixed. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

         A hypothetical 10% change in market interest rates over the next year would not impact the Company's earnings or cash flows as the interest rate on the majority of the long-term debt is fixed. A 10% change in market interest rates would have a material effect (likely increasing or decreasing the fair value by approximately 50%) on the fair value of the Company's publicly traded long-term debt due to the volume outstanding at December 31, 1998.

         The Company does not purchase or hold any derivative financial instruments for trading purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On December 18, 1998, the Board of Directors of the Company accepted and approved the replacement of Arthur Andersen LLP with Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ended December 31, 1998.

         In connection with its audits for the two most recent fiscal year and through December 18, 1998, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements of the Company for such period.

         The reports of Arthur Andersen LLP on the consolidated financial statements of the Company for the years ended December 31, 1996 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the two most recent fiscal years and through December 18, 1998, the Company has not consulted with Ernst & Young LLP regarding (i) the application of accounting principles to the specified transaction, either completed or proposed, or the type of audit opinion that might be rendered in the Company's consolidated financial statements or (ii) any matter that was either the subject matter of a disagreement or a reportable event (as described in Item 304(a)(1) of Regulation S-K).

         The Company has requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commissions stating whether it agrees with the statements made in Item 4(a) above and, if not, stating the respects in which it does not agree. A copy of such letter is filed as exhibit 16.1 to Form 8-K as filed on December 18, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors is composed of five members prior to the Merger and three members subsequent to the Merger. The following sets forth certain information with respect to the directors and executive officers of the Company, including with respect to each individual, his age, position with the Company and his term as a director with the Company:

         JOHN R. LONG has served as Chairman of the Board of Directors of the Company since August 1998 and Chief Executive Officer beginning in January 1999. Mr. Long has served as President and Chief Operating Officer of Ladbroke Racing Corporation since December 1992. Ladbroke Racing Corporation is an affiliate of the Company's parent and sole stockholder.

         RICHARD S. RABIN has served as President and Chief Operating Officer of the Company since January 1999. Mr. Rabin served as Senior Vice President of Operations of the Company since March 1996 through December 1998 and served as an interim director from the Effective Date through October 1996. Mr. Rabin served as Vice President, Finance & Administration of the Company from August 1995 until March 1996. From 1994 until joining the Company, he served as Chief Financial Officer of a riverboat gaming facility operated by Sahara Gaming Corporation in Missouri and then as General Manager of a gaming facility operated by Sahara Gaming Corporation in Nevada. From 1991 to 1994, Mr. Rabin was Chief Financial Officer and Vice President and, beginning in 1993, also General Manager, of the Glory Hole Saloon and Gambling Hall in Central City, Colorado. From 1985 until 1991, Mr. Rabin served in various positions in the gaming industry in Reno, Nevada. Mr. Rabin holds a key license from the Gaming Commission and is a Certified Public Accountant.

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

         GEORGE P. HARBISON has served on the Board of Directors of the Company since August 1998. Mr. Harbison has served as Vice President and Chief Financial Officer of Ladbroke Racing Corporation since November 1994, and has held several other positions within Ladbroke since March 1991. Ladbroke Racing Corporation is an affiliate of the Company's parent and sole stockholder.

         The business and affairs of the Company are managed under the direction of the Board of Directors. The Board has responsibility for establishing broad corporate policies and for the overall performance of the Company rather than day-to-day operating details. Members of the Board of Directors are kept informed of the Company's business by various reports and documents sent to them periodically, as well as by reports presented at meetings of the Board and its committees by officers and employees of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides information concerning compensation paid to the Company's Chief Executive Officer and the three other executive officers serving as such at year-end 1998 whose total annual compensation exceeded $100,000 for services rendered by such persons in all positions with the Company.

                          ANNUAL COMPENSATION               LONG TERM COMPENSATION
                          -------------------               ----------------------
                                                                     AWARDS
                                                                     ------
                                                                         Restricted
Name and Principal                                                       Stock          All Other
Position                              Year      Salary       Bonus(1)    Awards         Compensation(2)
------------------                    ----      ------       --------    ----------     ---------------
Stephen J. Szapor, Jr. (3)            1998      $315,360     $ 49,231    $ 750,000           $5,000
President and
Chief Executive Officer               1997       306,456       47,201       68,233            4,750

                                      1996       300,000      236,386      243,054            4,327


Alan L. Mayer (3)                     1998       136,654       32,987      289,350            3,490
Senior Vice President, Chief
Legal Officer and Secretary           1997       132,800       31,465       83,622            4,750

                                      1996       127,696      125,354            0            3,192


Richard Rabin                         1998       137,747       32,987      289,350            3,417
Senior Vice President
of Operations                         1997       132,800       31,465       83,622            4,750

                                      1996       115,231      117,354            0              577


Robert J. Stephens                    1998        85,655       16,770      115,742            2,529
Vice President
of Finance                            1997        81,723       17,307       33,449            3,637

                                      1996        70,769       68,816            0            1,192


(1) Amounts for 1997 reflect bonuses awarded in 1997 for services rendered in 1997. Amounts for 1996 reflect bonuses awarded for services rendered in 1995 and 1996 during the Company's reorganization which resulted in the Company's emergence from bankruptcy on June 7, 1996 (the "Reorganization") plus bonuses earned in 1996 and paid in 1997 pursuant to the Company's Management Cash Bonus Plan.

(2) Amounts reported reflect Company contributions for the benefit of the named executives to the Company's 401(k) defined contribution plan.

(3) Mr. Szapor resigned from the Company in January 1999, and Mr. Mayer resigned from the Company in February 1999. Mr. Rabin was then named President of the Company, following Mr. Szapor's resignation.

         The Company has no outstanding stock options, stock appreciation rights or similar underlying securities nor any option or long-term performance incentive plan.

         EMPLOYMENT AGREEMENTS

         The Company is a party to the following employment agreements with Mr. Rabin and Mr. Stephens.

         The Company's employment agreement with Richard Rabin provides that he will serve as the Company's Senior Vice President of Operations. Upon the resignation of Mr. Szapor, Mr. Rabin was named the President of the Company. Mr. Rabin's employment agreement is for an initial term of three years, and renews thereafter for successive one-year terms unless terminated by each of the respective parties. This employment agreement also provides that in the event of termination by the Company without cause or by Mr. Rabin for good reason (as defined in his employment agreement), he will receive a payment equal to his base salary then in effect for the then remaining period of his employment agreement. The initial term of Mr. Rabin's employment agreement expires on June 7, 1999. Effective as of March 24, 1997, the Company entered into an employment agreement with Robert J. Stephens, the Company's Vice

President of Finance. Such agreement is substantially similar to that of Mr. Rabin except that Mr. Stephen's initial term of the agreement expires on June 7, 1999, and renews thereafter for successive one-year terms unless terminated by Mr. Stephens or the Company.

         In general, base salaries for executive officers are determined by a subjective assessment of the executive officer's responsibilities and position with the Company and the performance of the executive officer. Base salaries are reviewed annually and from time to time and are adjusted appropriately. Minimum base salaries and other terms of employment for Mr. Rabin and Mr. Stephens are governed by their respective employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1997, the Company paid $250,000 to Unirock Management Company, a merchant banking firm controlled by the Chairman of the Board of Directors for the Company prior to the Merger. Unirock Management Company provided financial advisory services to the Company related to the Merger. The Company believes that this transaction is on terms at least as favorable as would have been obtained from non-related parties.

         Subsequent to year-end, Ladstock Holding Company ("Ladstock"), an affiliate of the Company's parent, paid the outstanding balances of the Credit Facility and the senior lender assigned the Credit Facility to Ladstock. Accordingly, Ladstock is now the Company's senior lender which terms are identical to the Credit Facility.

         In February 1999, Ladstock purchased the outstanding note from CAI, accordingly, this note is currently an obligation to an affiliate Company, Ladstock.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (a)(2) Financial Statements and Financial Statement
Schedules

                             INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants .................................24
Consolidated Balance Sheets ...............................................26
Consolidated Statements of Operations .....................................27
Consolidated Statements of Stockholders' Equity ...........................28
Consolidated Statements of Cash Flows .....................................29
Notes to Consolidated Financial Statements ................................31


   All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

         (a)(3)   Exhibits

                  See Index to Exhibits on page 42, which is incorporated herein by reference.

         (b)      Reports on Form 8-K

         1. On December 17, 1998, the Company filed a Current Report on Form 8-K. The date of report (date of the earliest event reported) was December 17, 1998. The Company reported under
                  Item 5 that Mr. Szapor Jr., President and Chief Executive Officer and a member of the Board of Directors, submitted his resignation from all such positions to be effective as of January 8, 1999.

         2. On December 18, 1998, the Company filed a Current Report on Form 8-K. The date of report (date of the earliest event reported) was December 18, 1998. The Company reported under
                  Item 4 that Arthur Andersen LLP was dismissed as the independent accountant effective as of December 18, 1998 and replaced by Ernst & Young LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Colorado Gaming & Entertainment Co.

We have audited the accompanying consolidated balance sheet of Colorado Gaming & Entertainment Co. (formerly Hemmeter Enterprises, Inc.) and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Gaming & Entertainment Co. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Denver, Colorado
February 11, 1999.                        Ernst & Young LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Gaming & Entertainment Co.

We have audited the accompanying consolidated balance sheet of Colorado Gaming & Entertainment Co. (formerly Hemmeter Enterprises, Inc.) and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, the period from June 7, 1996 through December 31, 1996 and the period from January 1, 1996 through June 6, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Gaming & Entertainment Co. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997, the period from June 7, 1996 through December 31, 1996 and the period from January 1, 1996 through June 6, 1996, in conformity with generally accepted accounting principles.


Denver, Colorado
  March 13, 1998.                           Arthur Andersen LLP

                       COLORADO GAMING & ENTERTAINMENT CO.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     December 31, 1998            December 31, 1997
                                                                     -----------------            -----------------
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents................................            $ 4,022                   $ 4,228
     Accounts receivable, net.................................                607                       467
     Inventories..............................................                188                       114
     Prepaid expenses.........................................                765                       619
                                                                          -------                   -------
           Total current assets...............................              5,582                     5,428
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net...........             38,950                    41,798
EXCESS REORGANIZATION VALUE AND GOODWILL, net (Note 2)........             19,699                    16,491
OTHER ASSETS, net of accumulated amortization of $306 and                     641                       962
             $501, respectively...............................            -------                   -------
                                                                          $64,872                   $64,679
                                                                          -------                   -------
                                                                          -------                   -------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable.........................................            $   718                   $ 1,118
     Accrued expenses (Note 2)................................              4,545                     3,951
     Current portion of credit facility.......................              1,000                       108
     Current portion of other notes payable and capital leases                 --                       701
                                                                          -------                   -------
           Total current liabilities..........................              6,263                     5,878
                                                                          -------                   -------
NOTES PAYABLE, net of current portion:
     Senior secured notes payable.............................             52,738                    52,883
     Credit facility..........................................              4,472                        --
     Other notes payable and capital leases...................                670                       670
                                                                          -------                   -------
                                                                           57,880                    53,553
                                                                          -------                   -------
           Total liabilities..................................             64,143                    59,431
                                                                          -------                   -------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 20,000,000 shares
        authorized, 100 shares issued and
          outstanding at December 31, 1998....................                 --                        --
     Common stock, $.01 par value, 20,000,000 shares
        authorized, 5,236,091 shares issued and
          outstanding at December 31, 1997 ...................                 --                        52
     Additional paid-in capital...............................              5,583                     4,792
     Retained earnings (deficit)..............................             (4,854)                      404
                                                                          -------                   -------
           Total stockholders' equity.........................                729                     5,248
                                                                          -------                   -------
                                                                         $ 64,872                   $64,679
                                                                          -------                   -------
                                                                          -------                   -------


        The accompanying notes are an integral part of these consolidated balance sheets.

                       COLORADO GAMING & ENTERTAINMENT CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                                   January 1,
                                                Year Ended     Year Ended      June 7, 1996          1996
                                                December 31,   December 31,   through December    through June
                                                   1998           1997           31, 1996(a)        6, 1996
                                                -----------    -----------    ----------------    -------------
REVENUES:
     Casino .................................   $  51,244      $  50,049         $  29,398          $  19,126
     Food and beverage ......................       3,718          3,270             1,998              1,288
     Other ..................................         241            274               117                 32
                                                ---------      ---------         ---------          ---------
     Gross revenues .........................      55,203         53,593            31,513             20,446
       Less: promotional allowances .........      (1,510)        (1,461)             (833)              (464)
                                                ---------      ---------         ---------          ---------
     Net revenues ...........................      53,693         52,132            30,680             19,982

OPERATING EXPENSES:
     Casino .................................      15,034         14,060             7,884              5,788
     Gaming taxes and device fees ...........       9,061          9,146             4,564              3,614
     Food and beverage ......................       4,831          3,409             2,111              1,299
     General and administrative:
        Casino ..............................       2,842          2,869             1,557              1,249
        Corporate ...........................       3,268          3,021             1,926                902
     Marketing ..............................       7,732          6,891             4,001              2,349
     Depreciation and amortization ..........       4,315          5,025             4,044              1,882
     Pre-opening (Note 2) ...................         299             --               315                 47
     Impairment of Central City assets ......       4,316
     Reorganization items (Note 1) ..........          --             75               308              2,290
                                                ---------      ---------         ---------          ---------
     Total operating expenses ...............      51,698         44,496            26,710             19,420

INCOME FROM OPERATIONS                              1,995          7,636             3,970                562
     Interest expense .......................      (7,341)        (6,780)           (3,867)              (579)
     Interest income ........................          88             98                89                 66
                                                ---------      ---------         ---------          ---------
INCOME (LOSS) BEFORE INCOME
   TAX PROVISION ............................      (5,258)           954               192                 49
     Provision for income taxes .............          --           (742)               --                 --
                                                ---------      ---------         ---------          ---------
     Net income (loss) before extraordinary
          gain ..............................      (5,258)           212               192                 49
     Extraordinary gain from reorganization
          items .............................          --             --                --            164,358
                                                ---------      ---------         ---------          ---------
NET INCOME (LOSS) ...........................   $  (5,258)     $     212         $     192          $ 164,407
                                                ---------      ---------         ---------          ---------
                                                ---------      ---------         ---------          ---------


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

                       COLORADO GAMING & ENTERTAINMENT CO.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                                              Common Stock
                                                                                           Additional   Retained
                                                                                Warrants    Paid-in     Earnings
                                                            Shares     Amount    Issued     Capital     (Deficit)      Totals
                                                         -----------   ------   --------   ----------   ---------    ----------

BALANCES, December 31, 1995 ...........................   11,786,235     118      7,000       2,162      (162,417)    (153,137)

Cancellation of Predecessor Company common stock
  and warrants and elimination of deficit .............  (11,786,235)   (118)    (7,000)      1,951       162,417      157,250
                                                         -----------   -----    -------   ---------     ---------    ---------

BALANCES, June 6, 1996 ................................           --      --         --       4,113            --        4,113

Issuance of new common stock ..........................    5,000,000      50         --          --            --           50
Restricted stock grants to  officers and directors ....      138,888       1         --         513            --          514
Net income June 7 through December 31, 1996 ...........           --      --         --          --           192          192
                                                         -----------   -----    -------   ---------     ---------    ---------

BALANCES, December 31, 1996 ...........................    5,138,888      51         --       4,626           192        4,869

Restricted stock grants to  officers and directors ....       97,203       1         --         166            --          167
Net Income ............................................           --      --         --          --           212          212
                                                         -----------   -----    -------   ---------     ---------    ---------

BALANCES, December 31, 1997 ...........................    5,236,091      52         --       4,792           404        5,248

Restricted stock grants to  officers and directors ....      276,631      --         --         739            --          739
Cancellation of common stock ..........................   (5,512,622)    (52)        --          52            --           --
Net Loss ..............................................           --      --         --          --        (5,258)      (5,258)
                                                         -----------   -----    -------   ---------     ---------    ---------
BALANCES, December 31, 1998 ...........................          100   $  --    $    --      $5,583     $  (4,854)   $     729
                                                         -----------   -----    -------   ---------     ---------    ---------


              The accompanying notes are an integral part of these
                            consolidated statements.

                       COLORADO GAMING & ENTERTAINMENT CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Year Ended     Year Ended       June 7, 1996       January1, 1996
                                                           December 31,   December 31,   through December     through June 6,
                                                              1998           1997           31, 1996(a)            1996
                                                           -----------    -----------    ---------------      ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ........................................ $  (5,258)     $     212         $     192            $ 164,407
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Depreciation and amortization ............................     4,315          5,025             4,044                1,882
Loss (gain) on retirements of property and equipment .....       (49)            82               150                  244
Noncash compensation .....................................       739            167               514                   --
Deferred income taxes ....................................        --            742                --                   --
Noncash interest expense .................................       160            101             3,443                  495
Write-down of Central City assets ........................     4,316             --                --                   --
Extraordinary gain from reorganization ...................        --             --                --             (164,358)
Change in working capital and other ......................        50           (334)           (3,111)                 822
Noncash reorganization items .............................        --             --                --                1,825
                                                           ---------      ---------         ----------           ---------
Net cash provided by operating activities ................     4,273          5,995             5,232                5,317
                                                           ---------      ---------         ----------           ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, equipment and leasehold
   improvements ..........................................    (9,097)        (4,608)           (3,224)              (3,885)
Net restricted funds (placed in) disbursed from ..........       100            162               244                 (507)
   escrow
Investment in unconsolidated subsidiaries ................        --            (92)               --                   --
                                                           ---------      ---------         ----------           ---------
Net cash used in investing activities ....................    (8,997)        (4,538)           (2,980)              (4,392)
                                                           ---------      ---------         ----------           ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing .............................     6,767          1,000             2,392                5,824
Payment of debt placement costs, net of accrued
   Liabilities ...........................................        --             --              (445)                  --
Repayments of debt financing .............................    (2,249)        (3,987)           (5,509)              (3,304)
                                                           ---------      ---------         ----------           ---------
Net cash provided by (used in) financing activities ......     4,518         (2,987)           (3,562)               2,520
                                                           ---------      ---------         ----------           ---------
   NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS ......................................      (206)        (1,530)           (1,310)               3,445
   CASH AND CASH EQUIVALENTS, at beginning of period .....     4,228          5,758             7,068                3,623
                                                           ---------      ---------         ----------           ---------
   CASH AND CASH EQUIVALENTS, at end of period............ $   4,022      $   4,228         $   5,758            $   7,068
                                                           ---------      ---------         ----------           ---------
                                                           ---------      ---------         ----------           ---------


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

                       COLORADO GAMING & ENTERTAINMENT CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Year Ended     Year Ended       June 7, 1996       January1, 1996
                                                           December 31,   December 31,   through December     through June 6,
                                                              1998           1997           31, 1996(a)            1996
                                                           -----------    -----------    ---------------      ---------------
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ................................... $   7,177      $   6,721         $   1,020            $      19
                                                           ---------      ---------         ----------           ---------
                                                                                                                 ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of senior secured notes payable and other
   notes payable pursuant to the Reorganization .......... $      --      $      --         $  52,300            $      --
                                                           ---------      ---------         ----------           ---------
                                                                                                                 ---------
Issuance of notes payable for accrued interest
   obligations ........................................... $      --      $      --         $   2,883            $      --
                                                           ---------      ---------         ----------           ---------
                                                                                            ----------           ---------



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

                       COLORADO GAMING & ENTERTAINMENT CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1)  ORGANIZATION

ORGANIZATION

         Colorado Gaming & Entertainment Co. ("CG&E") and its subsidiaries (collectively referred to as the "Company"), formerly known as Hemmeter Enterprises, Inc. (referred to as the "Predecessor Company" or "HEI" for periods prior to June 7, 1996), was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. Three wholly-owned subsidiaries, BWBH, Inc., BWCC, Inc., and Silver Hawk Casino, Inc., own and operate limited stakes gaming facilities in Colorado (collectively, the "Colorado Casinos"). The Company purchased the Silver Hawk Casino in April 1996 for $2.7 million and commenced operations on June 26, 1996. Millsite 27, Inc., also a wholly-owned subsidiary, owns a parking lot, with a capacity of approximately 500 cars, which is directly between, and is used by BWBH, Inc. and Silver Hawk Casino, Inc.

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

         On August 21, 1998, Ladbroke Gaming Corporation ("Ladbroke Gaming") acquired beneficial ownership of 100% of the issued and outstanding shares of common stock, $0.01 par value of the Company for $6.25 per share in cash pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 1997, by and among CG&E Acquisition Corp., Ladbroke Racing Corporation ("Ladbroke Racing") and the Company, as amended by a first Amendment to Agreement and Plan of Merger dated as of October 21, 1997 and assigned to Ladbroke Gaming pursuant to an Assignment of Agreement and Plan dated as of March 18, 1998. In association with the merger, on August 21, 1998 the Company's outstanding common stock was canceled and the Company issued one hundred common shares, with $0.01 par value, to Ladbroke Gaming. Due to the existence of outstanding public debt and existing covenants, this debt continues to exert influences on the Company, therefore the Company did not perform push-down accounting based on the acquisition value.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents includes cash in banks, currency located in the casinos' vaults, coins located in the gaming device hoppers and other cash used in daily operations. Included in cash and cash equivalents at December 31, 1998 and 1997 is restricted cash totaling $507,000 and $525,000, respectively, which represents the portion of cash that is required to be maintained by the Colorado Casinos based on regulations promulgated by the Colorado Limited Gaming Control Commission.

         The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those investments.

CAPITALIZED INTEREST

         Interest cost associated with major construction projects is capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company's outstanding borrowings. Interest capitalized during the year ended December 31, 1997 totaled $62,000.

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

EXCESS REORGANIZATION VALUE

         The excess of the reorganization value over the fair market value of the net assets as of the Effective Date is reported as excess reorganization value in the accompanying consolidated balance sheet. Excess reorganization value is amortized on a straight-line basis over 18.5 years. Accumulated amortization of excess reorganization value was $2.5 million and $1.6 million at December 31, 1998 and 1997, respectively. The Company continually evaluates current events and circumstances in order to determine whether the recorded value has been impaired.

ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):

                                                         December 31,
                                                       1998         1997
                                                       ----         ----
      Gaming taxes payable..........                  $ 494        $ 456
      Accrued payroll and
         related expenses...........                    985        1,065
      Accrued interest..............                    662          601
      Accrued gaming liabilities....                    798          672
      Other accruals................                  1,606        1,157
                                                     ------       ------
                                                     $4,545       $3,951
                                                     ------       ------
                                                     ------       ------


CASINO REVENUES AND PROMOTIONAL ALLOWANCES

         In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between amounts wagered by customers, less awards or winnings paid out to customers. The retail value of food and beverage furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in casino operating expenses in the accompanying consolidated statements of operations.

PRE-OPENING EXPENSES

         The Company expenses pre-opening costs as incurred. Pre-opening costs consist of expenditures incurred prior to the opening of the casino to prepare the casino for business and include labor costs, certain consulting, marketing and other direct costs. The Company incurred $299,000 in pre-opening expense for the year-ended December 31, 1998 related to the Bullpen, which commenced operations May 1, 1998. The $362,000 reflected in the 1996 period relates to pre-opening costs for the Silver Hawk Casino, which opened on June 26, 1996.

REORGANIZATION ITEMS

         Reorganization items consist of expenses and other costs directly related to the Reorganization of the Company and are included in the consolidated statements of operations. The Company incurred $75,000, $308,000 and $2.3 million relating to professional fees for the Reorganization of the Company for the year ended December 31, 1997, the period June 7, 1996 through December 31, 1996 and the period January 1, 1996 through June 6, 1996, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

(3)  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements consisted of the following (in thousands).

                                                   December 31,
                                                1998            1997
                                               ------          ------
Land and improvements...........               $11,849         $13,997
Building and improvements.......                 3,995           7,010
Leasehold improvements..........                22,584          20,778
Gaming equipment, furniture
   and fixtures.................                15,380          20,611
                                               -------         -------
                                                53,808          62,396
Less: accumulated
depreciation....................               (14,858)        (20,598)
                                               -------         -------
                                               $38,950         $41,798
                                               -------         -------


Depreciation and amortization are computed using the straight-line method over the following useful lives:

                                                    Useful Lives
                                                    ------------
Land improvements............                           15 years
Building and improvements....                     5 - 31.5 years
Leasehold improvements.......                       5 - 23 years
Gaming equipment,
  furniture and fixtures.....                     5 - 31.5 years


         On March 10, 1999, the Company closed Bullwhackers central City due to declining business volumes and a lack of profitability. The Company wrote-off primarily all of its book value of fixed assets at Bullwhackers Central City as of year-end December 31, 1998, resulting in a $4.3 million loss. Management believes that these assets after closing of Bullwhackers Central City will have no value to the Company and will not have any material salvage value.

(4) NEW VENUE PROJECTS

         In September 1997, the Ontario Gaming Control Commission announced that Diamond Gaming of Ontario Inc., a partnership between the Company, a subsidiary of Ogden Corporation and Diamond Gaming Services Inc., was the successful bidder to develop and operate charitable gaming clubs in the cities of Kingston and Belleville, Ontario. On June 26, 1998, the Government of the Province of Ontario advised the partnership that the Government canceled the charity casino initiative. Accordingly, the Company and its partners ceased all activity with respect to the development of charity casinos in Kingston and Belleville. The partnership is seeking at a minimum, reimbursement from the Ontario Government of its expenses incurred in such development activities. The Ontario Government has expressed a desire to reimburse the successful bidders for their costs incurred on the project. Over the last several months the partnership has submitted project costs detail to the governmental authorities and been negotiating a settlement agreement. While an executed agreement has not been finalized, the Company has every indication that the agreement will be finalized shortly. Accordingly, the Company anticipates a reimbursement of approximately $400,000 in 1999, for its share of the partnership costs. This amount is reflected as a receivable in the Company's consolidated balance sheet.

(5)  NOTES PAYABLE

         Notes payable consisted of the following (in thousands).

                                                    December 31,
                                                1998             1997
                                               ------          ------
Senior Secured Pay-In-Kind Notes ...           $ 52,738        $ 52,883
Credit facility......................             5,472             108
Other................................               670           1,371
                                               --------        --------
                                                 58,880          54,362
Less:  current portion...............             1,000             809
                                               --------        --------
                                               $ 57,880        $ 53,553
                                               --------        --------


         CREDIT FACILITY

         On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. The Credit Facility is segregated into several different sub-facilities, including a $3.5 million revolving line of credit and a $5.0 million equipment facility. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.125% as of December 31, 1998). The different sub-facilities have varying terms ranging from three to five years from the time funds are borrowed, but the entire facility matures on June 7, 2001 with two one-year extension options. On February 13, 1998, the Company entered into an amendment to the Credit Facility converting the expired $5.0 million construction line into a new line which provided up to $5.0 million (the "Bullpen Acquisition Line") to purchase and perform tenant improvements on the Bullpen. The Bullpen Acquisition Line amortizes over 60 months, commencing on June 1, 1998, and is payable in full on June 6, 2001. As of December 31, 1998, the Company had an outstanding balance of approximately $4.4 million on the Bullpen Acquisition Line and $5.5 million on the entire Credit Facility. Borrowings are secured by a first priority lien and security interest in substantially all of the real and personal property owned or leased by the Company. The carrying amount of the Credit Facility is a reasonable estimate of fair value, as terms of the line reflect current rates. On January 23, 1998 the Company received bondholder consent to allow Ladbroke, or its assignee, to act as the senior bank lender pursuant to the bond indenture. Subsequent to year-end, Ladstock Holding Company ("Ladstock"), an affiliate of the Company's parent, paid the outstanding balances of the Credit Facility and the senior lender assigned the Credit Facility to Ladstock. Accordingly, Ladstock is now the Company's senior lender which terms are identical to the Credit Facility.

SENIOR SECURED PAY-IN-KIND NOTES

         Pursuant to the Reorganization on June 6, 1996, senior creditors received a new issue of Senior Secured Pay-In-Kind Notes ( the "Notes") having an aggregate principal amount of $50 million, due 2003. The Company's Notes have an outstanding principal amount of $52.7 million as of December 31, 1998. The Company retired $145,000 of Notes in the fourth quarter of 1998 pursuant to a mandatory repurchase offer upon a change of control, relating to the Ladbroke acquisition of all common shares of the Company. Interest on the Notes accrues at a rate of 12% per annum, and is payable semi-annually. The Notes are secured by substantially all the assets of the Company. In addition, the Notes Indenture includes certain restrictive covenants. As of December 31, 1998, the fair value of the Notes is approximately $56.4 million, which are based on quoted market prices (107%). The Notes are redeemable prior to maturity, in whole or part, at the election of the Company on or after June 1, 2000, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on the June 1st in the years indicated below:

                  Year                 Redemption Price
                  ----                 ----------------
                  2000                      104%
                  2001                      103%
                  2002                      102%
                  2003                      100%


OTHER NOTES

         Pursuant to the Reorganization, the Company issued two unsecured promissory notes to Capital Associates International, Inc. ("CAI") in the respective principal amounts of $1.6 million and $3 million, both accruing interest at the rate of 9% per annum. The $1.6 million note was paid in full with its final quarterly payment paid in December 1998. The second note in the amount of $3 million is payable in 20 quarterly installments of principal and interest (at 9% per annum). The $3 million note was reduced by $2.3 million in funds received by CAI in respect of its claims filed in the Reorganization. Accordingly, the outstanding balance on the $3 million note is approximately $670,000, plus accrued interest, as of December 31, 1998. In February 1999, Ladstock purchased the outstanding note from CAI, accordingly, this note is currently an obligation to an affiliate Company, Ladstock. The Company considers the estimated fair value of such notes to be the same as its carrying value.

         Aggregate annual maturities of long-term debt, are as follows:

         1999                             1,000
         2000                             1,376
         2001                             3,766
         2002                                --
         2003                            52,738
         Thereafter                          --
                                       --------
         Total                         $ 58,880
                                       --------
                                       --------


(6)  STOCKHOLDER'S EQUITY

         The Company had 5 million shares of common stock of CG&E which were issued and outstanding as of December 31, 1997. In 1998, 1997 and 1996, 276,631, 97,203 and 138,888 shares were issued to executive management and directors pursuant to the Management Stock Incentive Plan (the "Stock Plan"). The Company recognized compensation expense totaling $739,000, $167,000 and $514,000 related to these stock grants in 1998, 1997 and 1996, respectively. The Stock Plan provided for shares to be granted to certain management individuals upon the change of control, as defined by the Stock Plan. In association with the merger with Ladbroke, on August 21, 1998 the Company's outstanding common stock was canceled and the Company issued one hundred common shares, with $0.01 par value, to Ladbroke Gaming.

(7)  INCOME TAXES

         For the years ended December 31, 1998 and 1997 the Company recorded no tax provision and a $342,000 deferred tax provision, respectively. A reconciliation of income tax expense to the statutory federal tax rate of 34% is as follows:

                                        1998            1997
                                        ----            ----
Statutory Rate......................    (34.0%)         34.0%

Effects of:
State Taxes.........................     (3.3%)          3.3%
Amortization of Excess
  Reorganization Value..............      6.7%          40.5%
Change in Valuation Allowance.......     30.6%            --
                                        -----           ----
Effective Tax Rate..................     0.00%          77.8%
                                        -----           ----


         The components of the deferred tax asset as of December 31, 1998 and 1997 are as follows.

                                          1998           1997
                                          ----           ----
CURRENT:
Accrued vacation, gaming liabilities
  and incentive compensation........   $    230        $   261

NON-CURRENT:
Difference in asset basis...........        626            456
Recognition of legal settlement             246            503
  Impairment of assets..............      2,827          1,208


Net operating loss carryforwards....      4,813          4,689
                                       --------        -------
Gross deferred tax asset............      8,742          7,117
Valuation allowance.................     (8,742)        (7,117)
                                       --------        -------
                                       $    --         $    --
                                       --------        -------
                                       --------        -------


         The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has NOL's totaling approximately $12.8 million, which expire beginning in 2008. Pursuant to the Reorganization, the old shares of common stock were canceled and newly authorized common stock was issued to the Company's senior secured creditors, effecting an ownership change as defined in section 382 of the Internal Revenue Code. The effect of this ownership change limits the utilization of NOL's generated prior to the Effective Date to approximately $520,000 annually. NOL's generated subsequently to the Effective Date, totaling approximately $6.6 million. However, all NOL's are subject to additional limitations by the change in ownership resulting from the Ladbroke acquisition, effective August 21, 1998.

(8) LEASES

OPERATING LEASES

         The Company leases real property, on which Bullwhackers Black Hawk and the Bullpen was constructed. The Bullwhackers Black Hawk land lease is for a period through 2014 and requires an annual base rent of $150,000 payable quarterly through 1999 and the quarterly amount increases $15,000 every four years. The land lease also requires monthly payments of additional rent equal to 1.52% of net revenues, as defined. In addition to the specified rental payments, the Company is also responsible for any and all costs associated with the leased property, including but not limited to taxes and assessments, utilities, insurance, maintenance and repairs. The Company has an option to purchase the leased land, beginning November 1, 2001, for an amount equal to nine times the annual base minimum rent payment then in effect, which totals $5.9 million on that date.

         On February 11, 1998, the Company entered into three ground lease agreements for the real property underlying the Bullpen. The terms of the first lease requires a monthly $35,000 base rent payment and additional rent equal to 40% of Net Win (as defined) of the gaming operations conducted on the premises through September 2022, with an option to extend the lease term to July 2024. The terms of the second lease requires a $22,500 monthly lease payment through July 2024. This lease contains a purchase option for $1.2 million expiring in March 2001. The terms of the third lease requires monthly rent between $12,500 to $16,500 per month, based on a range of Average Daily Proceeds (as defined) from all gaming devices conducted on the premises, which monthly rent escalates throughout the term of the lease, through July 2024.

         Total base rent plus additional rent pursuant to the land lease agreements for the three years ended December 31, 1998,1997 and 1996 was $1.8 million, $1.1 million and $1.1 million, respectively. Future annual base rental payments for the land leases as of December 31, 1998 are as follows:

Year ending December 31 (in thousands):
1999........................     $ 1,560
2000........................       1,620
2001........................       1,620
2002........................       1,550
2003........................       1,500
Thereafter..................      24,645
                                 -------
 Total......................     $32,495
                                 -------
                                 -------


         In March 1997, the Company relocated its corporate offices to Lakewood, Colorado pursuant to a new

$10,000 a month lease, which expires April 2002.

(9) RELATED PARTY TRANSACTIONS

DUE FROM AFFILIATES

         In 1997, the Company paid $250,000 to Unirock Management Company, a merchant banking firm controlled by the Chairman of the Board of Directors for the Company prior to the Merger. Unirock Management Company provided financial advisory services to the Company related to the Merger. The Company believes that this transaction is on terms at least as favorable as would have been obtained from non-related parties.

(10) COMMITMENTS AND CONTINGENCIES

GAMING LICENSES

         The Colorado Casinos are required to comply with laws and regulations promulgated by the Colorado Gaming Commission in order to maintain continued operations. Bullwhackers Black Hawk and Bullwhackers Central City operate under separate current annual gaming licenses which expire in December 1999, whereas the Silver Hawk Casino license expires in June 1999. Management anticipates that such gaming licenses will be renewed.

GAMING TAXES AND FEES

         The Colorado Casinos operate as licensed gaming establishments pursuant to the Colorado Limited Gaming Act and, accordingly, are required to make monthly gaming tax payments to the State of Colorado which are subject to annual revisions with a maximum rate of 40%. The latest annual gaming tax rate revision, which became effective July 1, 1998, is calculated as a percentage of adjusted gross proceeds (casino net win). The gaming tax rates for the previous three gaming years are set forth in the following table:

                                  Annual Tax Rate from     Annual Tax Rate from     Annual Tax Rate from
    Annual Gross Proceeds           10/94 thru 9/96          10/96 thru 6/98          7/98 thru 6/99
    ---------------------         --------------------     --------------------     --------------------
First $2 million ................           2%                       2%                       2%
Next $2 million .................           8%                       4%                       4%
Next $1 million .................          15%                      14%                      14%
Next $5 million .................          18%                      18%                      18%
Proceeds over $10 million .......          18%                      20%                      20%


         Additionally, the city and state levy device fees ranging from $75 to $1,265 per device per annum. For the years ended December 31, 1998, 1997 and 1996 the Company recorded $9.1 million, $9.1 million and $8.2 million, respectively, in total gaming taxes and device fees. Effective in 1998, the Gaming Commission changed the gaming tax year from October 1 through September 30 to July 1 through June 30. Accordingly, the new tax rate for the gaming tax year 1999-2000 will be set by the Gaming Commission in June, effective as of July 1, 1999. While it is difficult to speculate on how the Gaming Commission may adjust the tax rates, if at all, any material increase in the tax rates could have a material adverse effect on the Company's consolidated results of operations and financial position.

EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with five executives of the Company. These employment agreements are each for initial term of three years, and renew thereafter for successive one year terms unless terminated by each of the respective parties. Subsequent to year-end, Mr. Szapor, the Company's President and CEO and Mr. Mayer, the Company's Senior Vice President, Chief Legal Officer and Secretary, have resigned from the Company, therefore terminating their contracts.

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

         In March 1998, Lady Luck Central City, Inc., formerly known as Gold Coin, Inc., filed a complaint in the District Court for the County of Jefferson, State of Colorado, Case No. 98 CV 672, captioned as LADY LUCK CENTRAL CITY, INC. V. BWCC, INC., D/B/A BULLWHACKERS CENTRAL CITY, COLORADO GAMING & ENTERTAINMENT, CO., AND LADBROKE GROUP PLC. In 1999, the Company negotiated a Settlement Agreement in order to avoid further expenses, inconvenience, and other distraction of litigation. Both parties agreed to fully dismiss and release each other from all claims. The settlement is for $300,000, which is accrued for in the Company's consolidated balance sheet.

         The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. The Company's management believes that the ultimate resolution of currently pending legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

(11)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly information:

          1998            1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
          ----            -----------        -----------       -----------       -----------
Net Revenues              $ 13,978           $ 14,974          $ 13,525          $ 11,216
Operating Income (Loss)      3,037              2,493             1,005            (4,540)
Net Income (Loss)              766                381              (725)           (5,680)

          1997            1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
          ----            -----------        -----------       -----------       -----------
Net Revenues              $ 12,973           $ 13,392          $ 14,090          $ 11,677
Operating Income             1,368              1,849             2,424             1,995
Net Income (Loss)             (346)                74               366               118


The Company reflected the loss from the closure of Bullwhackers Central City of $4.3 million in operating expenses during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLORADO GAMING & ENTERTAINMENT CO.

                                       By: /s/ John Long
                                          -----------------------
                                          John Long
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature             Title                                   Date
         ---------             -----                                   ----


/s/  John Long                 Chief Executive Officer,           March 30, 1999
------------------------       Director, Chairman of Board
John Long                      (Principal Executive Officer)


/s/  Richard Rabin             President and Chief                March 30, 1999
------------------------       Operating Officer
Richard Rabin


/s/  Robert J. Stephens        Senior Vice President of Finance   March 30, 1999
------------------------       (Principal Financial and
Robert J. Stephens             Accounting Officer)


/s/ George Harbison            Director                           March 30, 1999
------------------------
George Harbison

                               INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
  2.1             Agreement and Plan of Merger dated as of August 22, 1997 by and among the Company, Ladbroke Racing Corporation ("Ladbroke") and CG&E
                  Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the
                  Company's Current Report on Form 8-K filed August 27, 1997).

  2.2             Stock Option Agreement dated as of August 22, 1997 by and between the
                  Company and Ladbroke (incorporated by reference to Exhibit 2.3 to the
                  Company's Current Report on Form 8-K filed August 27, 1997).

  2.3             First Amendment to Agreement and Plan of Merger dated as of October 21,
                  1997, among the Company, Ladbroke and CG&E Acquisition Corp. (incorporated by reference to Exhibit 2.5 to the Company's 10-K filed March 25, 1998).

  2.4             Asset Purchase Agreement, dated December 10, 1997, by and between CG&E and Pioneer Associates Limited Liability Company ("Pioneer") (incorporated by reference to Exhibit 2.6 to the Company's 10-K filed March 25, 1998).

  3.1             Amended and Restated Articles of Incorporation of the Company.*

  3.2             Amended and Restated By laws of the Company.*

  4.1             Indenture between the Company and Fleet National Bank, as Trustee.*

  4.2             Specimen Certificate of Common Stock.*

  4.3             Form of Note.*

  4.4             First Supplemental Indenture date as of January 23, 1998 by and between the Company and State Street Bank and Trust Company, as successor in interest to Fleet National Bank, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's 10-K filed March 25, 1998).

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

 10.23            City of Central City, Retail Liquor License issued to BWCC, Inc.*

 10.24            City of Central City, Extended Hours License issued to BWCC, Inc.*

 10.25            Colorado Gaming & Entertainment Co. Management Stock Incentive Plan.*+

 10.26            Colorado Gaming & Entertainment Co. Management Cash Bonus Plan.*+

 10.27            Employment Agreement between the Company and Stephen J. Szapor, Jr.*+

 10.28            Employment Agreement between the Company and Alan L. Mayer.*+

 10.29            Employment Agreement between the Company and Richard Rabin.*+

 10.30            Employment Agreement between the Company and Robert Stephens .+


 10.31            Employment Agreement between the Company and Jack Breslin.+

 10.32            Second Amendment to Loan and Security Agreement by and among the BWBH,
                  Inc., BWCC, Inc. and Silver Hawk Casino, Inc., and Foothill Capital
                  Corporation dated February 9, 1998 (incorporated by reference to
                  Exhibit 10.34 to the Company's 10-K filed March 25, 1998).

 10.33            Amendment to Lease Agreement, dated February 27, 1998 by and among
                  Jerry L. Brown and Harold Gene Reagin and HP Black Hawk, L.P.
                  (incorporated by reference to Exhibit 10.35 to the Company's 10-K filed March 25, 1998).

 10.34            Lease Acknowledgment, Assumption and Modification Agreement, dated
                  February 11, 1998 by and among Pioneer, BWBH, Inc. and Edward E. Smith and Shirley J. Smith (incorporated by reference to Exhibit 10.36 to the Company's 10-K filed March 25, 1998).

 10.35            Lease Acknowledgment, Assumption and Modification Agreement, dated
                  February 11, 1998 by and among Pioneer, BWBH, Inc. and KDL, Inc.
                  ("KDL") (incorporated by reference to Exhibit 10.37 to the
                  Company's 10-K filed March 25, 1998).

 10.36            Lease Acknowledgment, Assumption and Modification Agreement, dated
                  February 11, 1998 by and among Pioneer, BWBH, Inc., KDL and Elizabeth
                  Branecki (incorporated by reference to Exhibit 10.38 to the
                  Company's 10-K filed March 25, 1998).

 10.37            Loan Purchase Agreement, dated February1, 1999 by and among Foothill
                  Capital Corporation and Ladstock Holding Corporation.

 10.29            First Amendment to Employment Agreement between the Company and
                  Stephen J. Szapor, Jr.*+

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