Form 10-Q
period 1999-03-31
COLORADO GAMING & ENTERTAINMENT CO
filed 1999-05-14
CIK 918390

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No _____

        Number of shares of common stock outstanding at May 14, 1999: 100

                       Colorado Gaming & Entertainment Co.
                                    Form 10-Q
                                      Index

                                                                                        Page
                                                                                        ----
Part I            FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets - as of March 31, 1999 and                  1
                           December 31, 1998

                  Consolidated Statements of Operations - for the three months            2
                           ended March 31, 1999 and 1998.

                  Consolidated Statements of Cash Flows - for the three months            3
                           ended March 31, 1999 and 1998.

                  Notes to Consolidated Financial Statements                             4-5

Item 2.           Management's Discussion and Analysis                                   6-9

PART II           OTHER INFORMATION                                                     10-11

SIGNATURES                                                                               12

                       Colorado Gaming & Entertainment Co.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                        March 31, 1999             December 31, 1998
                                                                  ---------------------------   -------------------------
                                                                         (unaudited)
                            ASSETS

Cash                                                                         $         3,444              $        4,022
Accounts receivable, net                                                                 636                         607
Inventories                                                                               94                         188
Prepaid expenses                                                                         564                         765
                                                                  --------------------------    ------------------------
     Total current assets                                                              4,738                       5,582

Property, equipment and leasehold improvements, net                                   38,906                      38,950

Excess reorganization value and goodwill, net                                         19,408                      19,699

Other assets, net                                                                        611                         641
                                                                  --------------------------    ------------------------

     Total assets                                                            $        63,663              $       64,872
                                                                  --------------------------    ------------------------
                                                                  --------------------------    ------------------------


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of credit facility (see Note 2)                              $         1,000              $        1,000
Accounts payable                                                                         321                         718
Accrued interest                                                                       2,304                         662
Accrued expenses                                                                       3,385                       3,883
                                                                  --------------------------    ------------------------
     Total current liabilities                                                         7,010                       6,263
                                                                  --------------------------    ------------------------

Senior secured notes payable                                                          52,738                      52,738
Other notes payable and credit facility, net of current portion                        5,504                       5,142
                                                                  --------------------------    ------------------------
     Total non-current liabilities                                                    58,242                      57,880
                                                                  --------------------------    ------------------------

     Total liabilities                                                                65,252                      64,143
                                                                  --------------------------    ------------------------

Common stock, $.01 par value, 20 million shares
   authorized, 100 issued and outstanding, respectively                                   --                          --
Additional paid-in capital                                                             5,583                       5,583
Retained earnings (deficit)                                                           (7,172)                     (4,854)
                                                                  --------------------------    ------------------------
     Total stockholders' deficit                                                      (1,589)                        729
                                                                  --------------------------    ------------------------

     Total liabilities and stockholders' equity (deficit)                    $        63,663              $       64,872
                                                                  --------------------------    ------------------------
                                                                  --------------------------    ------------------------

The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                       Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Operations
                                 (In thousands)

                                             Three Months       Three Months
                                                 Ended             Ended
                                             March 31, 1999     March 31, 1998
                                            ----------------  -----------------
                                              (Unaudited)       (Unaudited)
Revenue:

      Casino                                     $    9,869        $    13,400
      Food and beverage                                 591                946
      Other                                               7                 38
                                            ---------------   ----------------
        Gross revenue                                10,467             14,384
      Less:  promotional allowances                    (287)              (406)
                                            ---------------   ----------------
        Net revenue                                  10,180             13,978

Operating Expenses:

      Casino                                          3,849              3,355
      Gaming taxes                                    2,101              2,390
      Food and beverage                                 814                990
      General and administrative:
        Casino                                          746                800
        Corporate                                       252                728
      Marketing                                       1,843              1,721
      Depreciation and amortization                   1,100                934
      Pre-opening                                        --                 23
                                            ---------------   ----------------
           Total operating expenses                  10,705             10,941

Income (loss) from operations                          (525)             3,037

      Interest expense                               (1,798)            (1,702)
      Interest income                                     9                 11
                                            ----------------  -----------------

Income (loss) before income tax provision            (2,314)             1,346

      Income tax provision                               --               (580)
                                            ---------------   ----------------

Net income (loss)                              $     (2,314)        $      766
                                            ---------------   ----------------
                                            ---------------   ----------------

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                        Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Three Months      Three Months
                                                               Ended              Ended
                                                          March 31, 1999     March 31, 1998
                                                         -----------------  ----------------
                                                            (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income (loss)                                   $    (2,314)        $     766

        Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
        Depreciation and amortization                             1,100               934
        Deferred income tax expense                                  --               580
        Noncash compensation expense                                 --               100
        Loss (gain) on disposition of assets                         50               (15)
        Change in working capital and other                       1,073             1,372
                                                         -----------------  ----------------
           Net cash provided by (used in) operating                 (91)            3,737
           activities

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Expenditures for acquisitions and
        capital improvements                                       (849)           (6,254)

        Net change in restricted funds                               --                (1)
                                                         -----------------  ----------------
          Net cash used in investing activities                    (849)           (6,255)

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Proceeds from credit facility                               500             5,766
        Repayments of other notes payable and credit
        facility                                                   (138)             (308)
                                                         -----------------  ----------------
          Net cash provided by financing activities                 362             5,458

INCREASE (DECREASE) IN CASH                                        (578)            2,940

CASH, at beginning of period                                      4,022             4,228
                                                         -----------------  ----------------

CASH, at end of period                                       $    3,444        $    7,168
                                                         -----------------  ----------------
                                                         -----------------  ----------------

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                       Colorado Gaming & Entertainment Co.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Colorado Gaming & Entertainment Co. and its subsidiaries (collectively referred to as "CG&E" or the "Company"), a wholly-owned subsidiary of Ladbroke Group plc, was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. The Company owns and operates, through wholly-owned subsidiaries, BWBH, Inc. ("Bullwhackers Black Hawk") and Silver Hawk Casino, Inc. (the " Silver Hawk Casino") in the historic mining towns of Black Hawk, Colorado. On February 13, 1998, the Company purchased the assets comprising Bullwhackers' Bullpen Sports Casino (the "Bullpen"), a 260 slot machine expansion to Bullwhackers Black Hawk, and commenced operations on May 1, 1998. Millsite 27, Inc., also a wholly-owned subsidiary, owns a parking lot, with a capacity of approximately 500 cars, directly between, and is used by, Bullwhackers Black Hawk and the Silver Hawk Casino. Until March 1999, through another wholly-owned subsidiary, BWCC, Inc. ("Bullwhackers Central City"), the Company operated a casino in the adjacent historical mining town of Central City. On March 10, 1999, the Company closed Bullwhackers Central City due to declining business volumes and a lack of profitability.

INTERIM REPORTING

         The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on the Company's net income.

(2)      NOTES PAYABLE

         CREDIT FACILITY

         On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.125% as of March 31, 1999). The Credit Facility matures on June 7, 2001 with two one-year extension options. On February 1, 1999, Ladstock Holding Corporation ("Ladstock"), an affiliate of the Company's parent, purchased the outstanding balances of the Credit Facility and the senior lender assigned the Credit Facility to Ladstock. Accordingly, Ladstock is now the Company's senior lender on terms that are at this time identical to the Credit Facility. As of March 31, 1999, the Company had an outstanding balance of approximately $5.8 million on the Credit Facility.

         OTHER NOTES

         As of December 31, 1998 the Company had an outstanding unsecured promissory note to Capital Associates International, Inc. ("CAI") in principal amount of $670,000, accruing interest at the rate of 9% per annum. In February 1999, Ladstock purchased the outstanding note from CAI, accordingly, this note is currently an obligation to an affiliate company, Ladstock.

         (3)      TAXES

         For the three months ended March 31, 1999, the Company recorded no deferred income tax expense or benefit.

         The net deferred tax assets is comprised of the following (in thousands):

                                                              March 31,         December 31,
                                                                1999                1998
                                                           --------------      --------------
                                                              (unaudited)
Current:

         Accrued vacation & gaming liabilities             $          243      $         230

Non-Current:

         Difference in depreciable asset basis                        753                626
         Recognition of legal settlement                              246                246
         Impairment of assets                                       2,827              2,827
         Net operating loss carryforwards                           5,448              4,813
                                                           --------------      -------------

Net deferred tax assets                                             9,517              8,742
Valuation allowance                                                (9,517)            (8,742)
                                                           --------------      -------------
                                                           $           --      $          --
                                                           --------------      -------------
                                                           --------------      -------------

         The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating losses ("NOL's") totaling approximately $14.5 million, which expire beginning in 2008.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         The Company's net revenue decreased $3.8 million or 27%, from $14.0 million for the first quarter of 1998 to $10.2 million for the first quarter of 1999. The negative results were largely affected by the addition of two new large competitors that entered the Black Hawk market in the second half of 1998. The two new competitors provide an additional 35% increase in gaming device capacity in the Black Hawk market. Bullwhackers Black Hawk's net revenues were $2.0 million, or 19%, less than the first quarter of 1998. Given the fact that Bullpen expansion provides an additional 40% increase in gaming device capacity at Bullwhackers Black Hawk for the first quarter of 1999, and net revenues were substantially lower in the first quarter of 1999 as compared to the first quarter of 1998, management is disappointed in the results of the Bullpen expansion. Additionally, management and believes that the increased competition will continue to negatively affect Bullwhackers Black Hawk's net revenues.

         Bullwhackers Central City's net revenues decreased $1.4 million, or 60%, in the first quarter of

1999 as compared to the first quarter of 1998. The decrease in net revenues is a result of the overall decline of the casinos located on Main Street in Central City, suffering further competitive pressures as a result of the new properties which commenced operations in Black Hawk within the last year, and, therefore the property closed on March 10, 1999. Additionally, results suffered subsequent to the announcement in February of 1999 of the property closing.

         The Silver Hawk Casino net revenues also decreased, by $400,000, or 27%, in the first quarter of 1999 as compared to the first quarter of 1998. The decrease in the Silver Hawk Casino was also affected by the increased competition, however, net revenues have stabilized at the current time due to an implementation of a new bussing program which commenced operations in mid-February of 1999.

         For further discussion of competition in the Black Hawk and Central City market and management's plans to address the situation, see the COMPETITIVE OUTLOOK discussion elsewhere in Management's Discussion and Analysis.

         Expenses directly related to casino operations, including gaming taxes, increased $200,000, or 4%, to $5.9 million for the first quarter of 1999, as compared to $5.7 million for the first quarter of 1998. The increase in casino expenses is due to increased staffing and other costs associated with the addition of the Bullpen expansion in the current year period and from the overall competitive environment in the Black Hawk market which has led to increasing labor costs. In addition, the Company incurred approximately $90,000 of severance costs associated with closing of Bullwhackers Central City. Increased casino expense at Bullwhackers Black Hawk was somewhat offset by a decrease in casino expenses at both Bullwhackers Central City and Silver Hawk Casino, as a result of reduced staffing and other costs in relation to the decrease in business volumes and closing of Bullwhackers Central City.

         Food and beverage expense decreased 18% to $814,000 for the first quarter of 1999, as compared to $990,000 for the first quarter of 1998. This decrease in expense is a result of the elimination of certain discounted food offerings to entice gaming patrons, which were offered in 1998, and to a lesser extent the closing of Central City's restaurant in January 1999.

         Marketing expense increased 7% to $1.8 million for the first quarter of 1999, as compared to $1.7 million for the first quarter of 1998. The increase in marketing expense is primarily due to increased marketing expenses at both Bullwhackers Black Hawk and the Silver Hawk due to increased efforts to generate revenues in an increasingly competitive market and due to costs associated with the two bussing programs. This increase is somewhat offset by a decrease in marketing expense at Bullwhackers Central City, as a result of lower business volumes at the property and closing in March.

         Corporate expenses decreased 65% to $252,000 for the first quarter of 1999, as compared to $728,000 for the first quarter of 1998. The higher expenses in the prior year period were due to certain incentive compensation expenses totaling $240,000, which ceased upon the Ladbroke merger. In addition, the decrease in corporate expense is due to the restructuring of the corporate function, including the resignation of the former President, resulting in $75,000 less in payroll expense in the 1999 quarter. The 1998 period also reflects $50,000 of legal and other professional fees relating to the Merger and $75,000 of legal fees and other costs related to the Lady Luck settlement which occurred in the first quarter of 1999. Management expects these corporate expenses to continue to decrease.

         Depreciation and amortization expense increased 18% to $1.1 million for the first quarter of 1999, as compared to $934,000 for the first quarter of 1998. The increase in depreciation and amortization charges is due to additional depreciation and amortization charges relating to the purchase of the assets comprising the Bullpen.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

         On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.125% as of March 31, 1999). The Credit Facility matures on June 7, 2001 with two one-year extension options. On February 1, 1999, Ladstock purchased the outstanding balances of the Credit Facility and the senior lender assigned the Credit Facility to Ladstock. Accordingly, Ladstock is now the Company's senior lender on terms that are at this time identical to the Credit Facility. As of March 31, 1999, the Company had an outstanding balance of approximately $5.8 million on the Credit Facility.

Y2K ISSUES

         Until recently, most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Computer programs which are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in major computer system or program failures or miscalculations or equipment malfunctions. This is referred to as the "Year 2000" issue ("Y2K"). The Company recognizes that the impact of the Y2K issue extends beyond traditional computer hardware and software to equipment used in operations, such as the Company's slot tracking system, as well as to third parties. The Y2K issue is being addressed within the Company by its information technology department and progress is reported periodically to management. Since 1997, the Company has been reviewing all internal, external and third party information technology ("IT") systems related to its business. The Company has completed an internal IT evaluation with satisfactory results and is currently reviewing external and third party IT systems for Y2K compliance. External and third party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third party evaluations by the second or third quarter of 1999. To date, all evaluations have uncovered minimal exposure to Y2K problems. However, there can be no guarantee that the systems of other companies on which the Company's systems and business rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors; therefore, third party impact on the Company is expected to be minimal. The Company currently estimates that the cost to rectify any internal Y2K issues will be approximately $90,000, which would include replacing hardware systems and upgrading software. Current estimates of the Company's expenses for addressing external or third party Y2K issues are not expected to be material; however, the Company continues to review and monitor compliance. The total cost of the Company's Y2K efforts are not expected to be material with respect to the Company's operations, liquidity or capital resources. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary disruption of operations, including the inability to access the Company's slot tracking system. A significant disruption may have a material adverse impact upon the Company's operating results. The Company's contingency plan includes the following:

         - Regular back up of all scientific and business related electronic data;
         - Archival of critical business paperwork; and,
         - Upgrading security systems to be Y2K compliant (included in above dollar amount).

         The Company's Y2K related costs are not expected to be material to the Company's consolidated results of operations. The Company will continue to evaluate all IT systems for Y2K compliance throughout 1999.

         There is still uncertainty around the scope of the Y2K issue. At this time the Company cannot quantify the potential impact of potential Y2K failures. The Company's Y2K program and contingency plans are being developed to address issues within the Company's control and to reduce the level of the Company's uncertainty about its Year 2000 issues. The program and contingency plans minimizes, but does not eliminate, the issues of external parties.

         The costs of the project, estimated completion dates, worst case scenario and other forward looking statements above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved or that events will occur as projected and actual results and events could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the success of the Company's suppliers and other external parties with which the Company interacts in addressing their Year 2000 issues, and similar uncertainties.

COMPETITIVE OUTLOOK

         For the quarter ended March 31, 1999, the Company's operating loss was $525,000 compared to operating income of $3.0 million in the first quarter of 1998. Cash flow from operations for the quarter ended March 31, 1999, was a negative $91,000 compared to a positive cash flow of $3.7 million in the prior year period. These results illustrate the deterioration in the Company's operating results and cash flows which have been occurring since the third quarter of 1998. The opening of two major new competitors in the Black Hawk market in June and December 1998 has significantly impacted the Company's operating results for the last six months of 1998, the first quarter of 1999 and will likely continue to negatively impact the operating results for the remaining quarters of 1999. The Company's operating margins have deteriorated due to declining revenue levels and increasing operating and marketing costs. Additionally, in late 1999, two additional large competitors are scheduled to open casinos in Black Hawk. It is likely that this additional capacity will continue to dilute the Company's market share of revenues and, accordingly, may adversely impact the Company's operating profits in 1999 and beyond. Furthermore, should the operating trends and results experienced in the second half of 1998 and the first quarter of 1999 continue or worsen, the Company will not be able to generate cash flow from operations to meet minimum debt service requirements in 1999. Accordingly, the Company would be reliant on its Credit Facility to meet such debt service requirements. While these results are substantially below prior year levels, they are an improvement over the fourth quarter of 1998 at both Bullwhackers Black Hawk and the Silver Hawk. Additionally, the first quarter results were negatively affected by poor results and other costs associated with closing Bullwhackers Central City.

         Given the deteriorating financial results, management has devised various plans and operating strategies intended to improve the Company's performance, some of which were implemented during the first quarter of 1999. The operating plan includes a) closing Bullwhackers Central City, and focusing all of its efforts and managerial resources on its Black Hawk properties, b) reconfiguring the Bullpen expansion to improve the overall layout and efficiency of Bullwhackers Black Hawk, c) eliminating discounted food offerings as an enticement for gaming patrons, d) implementing training programs to position the property on the basis of service excellence, e) reconfiguring or eliminating inefficient bus programs, and f) substantially reducing the Company's corporate expense. While management believes this is a viable operating plan, there is no assurance that such initiatives will be effective in improving the Company's financial performance. Additionally, the competitive environment in Black Hawk may become increasingly severe, particularly if two new projects currently under construction commence operations in late 1999, as scheduled.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM  5. OTHER INFORMATION

         A. COMPETITION. Competition in the Black Hawk and Central City gaming market, which forms the primary gaming market in Colorado, is intense. The Company believes that its primary competition are other casinos operating in Black Hawk and Central City. Experienced, nationally recognized casino operators from other areas of the country have entered, or have recently announced plans to enter, the Colorado gaming market, including Harvey's, Isle of Capri, Riviera Holdings, Inc., Hyatt, Anchor Gaming and Fitzgerald's, many of which have substantially greater financial and marketing resources than the Company. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities and gaming devices to continue to increase in Black Hawk.

         In June 1998, a joint venture between Black Hawk Gaming & Development Co., the owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment commenced casino operations of a property named "The Lodge", which is a 35,000 square foot casino, 500 covered parking spaces and approximately 800 slot machines. In December 1998, the Isle of Capri Black Hawk, which is owned by subsidiaries of Isle of Capri, Inc. and Nevada Gold & Casinos, Inc., commenced operations. The Isle of Capri Black Hawk is a 55,000 square foot casino with 1,100 slot machines, 14 table games, three restaurant offerings and 1,000 on-site covered parking spaces. The new gaming capacity (a 35% increase over prior year) that entered the Black Hawk market in the second half of 1998 may dilute existing operators' win per unit and revenue, including the Company's. Such increase in capacity has had a material adverse affect on the Company's results of operations. Management believes the new properties adversely affected the Company's revenues and operating results in 1998, and will continue to affect the Company's performance in 1999.

         In addition, a number of other casino projects have begun construction in Black Hawk. Riviera Holdings, Inc. commenced construction of a casino scheduled to open in late 1999, which is expected to include 1,000 slot machines and a 500 space covered parking garage. Additionally, Bullseye Gaming has commenced construction of the Black Hawk Brewery Casino and is scheduled to open in late 1999, which will offer 600 slot machines and 500 parking spaces. Fitzgeralds has also announced an expected expansion of approximately 50% of their current gaming area as well as 70-80 hotel rooms. Various other projects have been announced, proposed, discussed or rumored for the Black Hawk market, including large projects known as "Country World" and the "St. Moritz - Hyatt". The new capacity, actual and proposed, have all been announced for the town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first two major intersections of State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. In contrast, Bullwhackers Black Hawk and the Silver Hawk Casino are located at the northern end of Black Hawk at the third major intersection off State Highway 119. The projects currently under construction and, or the announced projects may have a material adverse impact of the Company's results from operations.

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

                                        COLORADO GAMING & ENTERTAINMENT CO.

                                        /s/  Richard Rabin
                                        ------------------
                                        Richard Rabin
                                        President and Chief Operating Officer
                                        Date:  May 14, 1999

                                        /s/  Robert J. Stephens
                                        -----------------------
                                        Robert Stephens
                                        Senior Vice President of Finance
                                        (Principal Financial Officer)
                                        Date:  May 14, 1999