Form 10-Q
period 1999-06-30
COLORADO GAMING & ENTERTAINMENT CO
filed 1999-08-13
CIK 918390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------
                                    FORM 10-Q
(Mark One)

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

     OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ____________.

     Commission file number 0-28068

                       COLORADO GAMING & ENTERTAINMENT CO.
             (Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of                                      84-1242693
incorporation or organization)             (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes __X__ No ___

     Number of shares of common stock outstanding at August 13, 1999: 100

                       Colorado Gaming & Entertainment Co.
                                    Form 10-Q
                                      Index

                                                                                Page
                                                                                ----
Part I    FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets - as of June 30, 1999 and                    1
                   December 31, 1998

          Consolidated Statements of Operations - for the three and six            2
                   months ended June 30, 1999 and 1998.

          Consolidated Statements of Cash Flows - for the six months               3
                   ended June 30, 1999 and 1998.

          Notes to Consolidated Financial Statements                             4-5

Item 2.   Management's Discussion and Analysis                                  6-11


PART II   OTHER INFORMATION                                                    12-13


SIGNATURES                                                                        14

                       Colorado Gaming & Entertainment Co.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                          June 30, 1999 December 31, 1998
                                                          ------------- -----------------
                                                           (unaudited)
                            ASSETS
Cash                                                    $         4,059     $       4,022
Accounts receivable, net                                            262               507
Inventories                                                          47               188
Prepaid expenses                                                    408               765
                                                        ----------------   --------------
     Total current assets                                         4,776             5,582
Property, equipment and leasehold improvements, net              38,563            38,950
Excess reorganization value and goodwill, net                    19,122            19,699
Other assets, net                                                   598               641
                                                        ----------------   --------------
     Total assets                                       $        63,059     $      64,872
                                                        ----------------   --------------
                                                        ----------------   --------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of credit facility                      $         1,000     $       1,000
Accounts payable                                                    226               718
Accrued interest                                                    967               662
Accrued expenses                                                  3,167             3,883
                                                        ----------------   --------------
     Total current liabilities                                    5,360             6,263
                                                        ----------------   --------------
                                                        ----------------   --------------

Senior secured notes payable                                     52,738            52,738
Related notes payable and credit facility, net of
  current portion                                                 8,503             5,142
                                                        ----------------   --------------
     Total non-current liabilities                               61,241            57,880
                                                        ----------------   --------------

     Total liabilities                                           66,601            64,143
                                                        ----------------   --------------

Common stock, $.01 par value, 20 million shares
   authorized, 100 issued and outstanding, respectively              --                --
Additional paid-in capital                                        5,583             5,583
Retained deficit                                                 (9,125)           (4,854)
                                                        ----------------   --------------
     Total stockholders' equity (deficit)                        (3,542)              729
                                                        ----------------   --------------
     Total liabilities and stockholders' equity
       (deficit)                                        $        63,059    $       64,872
                                                        ----------------   --------------
                                                        ----------------   --------------

The Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                       Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Operations
                                 (In thousands)

                                             Three Months       Three Months          Six Months           Six Months
                                                 Ended             Ended                Ended                 Ended
                                             June 30, 1999     June 30, 1998        June 30, 1999         June 30, 1998
                                            ----------------  -----------------  -------------------   --------------------
                                              (Unaudited)       (Unaudited)         (Unaudited)            (Unaudited)
Revenue:
      Casino                                 $        9,802    $        14,330    $          19,671    $            27,730
      Food and beverage                                 549              1,014                1,140                  1,960
      Other                                              34                 50                   42                     88
                                            ----------------  -----------------  -------------------   --------------------
        Gross revenue                                10,385             15,394               20,853                 29,778
      Less:  promotional allowances                    (304)              (420)                (591)                  (826)
                                            ----------------  -----------------  -------------------   --------------------
        Net revenue                                  10,081             14,974               20,262                 28,952

Operating Expenses:
      Casino                                          3,326              3,723                7,098                  7,259
      Gaming taxes                                    1,899              2,949                4,000                  5,339
      Food and beverage                                 777              1,239                1,591                  2,229
      General and administrative:
        Casino                                          907                695                1,730                  1,314
        Corporate                                       503                609                  753                  1,337
      Marketing                                       1,732              1,891                3,575                  3,612
      Depreciation and amortization                   1,145              1,099                2,245                  2,033
      Pre-opening                                        --                276                   --                    299
                                            ----------------  -----------------  -------------------   --------------------
           Total operating expenses                  10,289             12,481               20,992                 23,422

Income (loss) from operations                          (208)             2,493                 (730)                 5,530

      Interest expense, net                          (1,751)            (1,736)              (3,541)                (3,427)
                                            ----------------  -----------------  -------------------   --------------------

Income (loss) before income tax provision            (1,959)               757               (4,271)                 2,103

      Income tax provision                               --               (376)                  --                   (956)
                                            ----------------  -----------------  -------------------   --------------------

Net income (loss)                           $        (1,959)  $            381  $           (4,271)    $             1,147
                                            ----------------  -----------------  -------------------   --------------------
                                            ----------------  -----------------  -------------------   --------------------

  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       Colorado Gaming & Entertainment Co.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Six Months       Six Months
                                                               Ended             Ended
                                                           June 30, 1999    June 30, 1998
                                                         ----------------- ----------------
                                                            (Unaudited)      (Unaudited)
                                                                           MC
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                      $    (4,271)    $   1,147

        Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating
        activities:
        Depreciation and amortization                                2,245         2,033
        Deferred income tax expense                                     --           956
        Noncash compensation expense                                    --           250
        Loss (gain) on disposition of assets                            50           (42)
        Change in working capital and other                             12            17
                                                            -------------- -------------
          Net cash provided by (used in) operating                  (1,964)        4,361
        activities

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Expenditures for acquisitions and
        capital improvements                                        (1,361)       (3,568)
        Net change in restricted funds                                  --           157
                                                            -------------- -------------
          Net cash used in investing activities                     (1,361)       (3,411)

CASH FLOWS USED IN FINANCING ACTIVITIES:
        Proceeds from credit facility                                3,500         1,000
        Repayments of other notes payable and credit
        facility                                                      (138)       (1,977)
                                                            -------------- -------------
          Net cash provided by (used in) financing                   3,362          (977)
        activities

INCREASE (DECREASE) IN CASH                                             37          (839)

CASH, at beginning of period                                         4,022         4,228
                                                            -------------- -------------

CASH, at end of period                                        $      4,059     $   5,255
                                                            -------------- -------------
                                                            -------------- -------------

     The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                       COLORADO GAMING & ENTERTAINMENT CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


(1)       ORGANIZATION AND BASIS OF PRESENTATION

          Colorado Gaming & Entertainment Co. and its subsidiaries (collectively referred to as "CG&E" or the "Company"), a wholly-owned subsidiary of Ladbroke Group plc, was incorporated in August 1993 to develop, own and operate gaming and related entertainment facilities. The Company owns and operates, through wholly-owned subsidiaries, BWBH, Inc. ("Bullwhackers Black Hawk") and Silver Hawk Casino, Inc. (the "Silver Hawk Casino") in the historic mining towns of Black Hawk, Colorado. On February 13, 1998, the Company purchased the assets comprising Bullwhackers' Bullpen Sports Casino (the "Bullpen"), a 260 slot machine expansion to Bullwhackers Black Hawk, and commenced operations on May 1, 1998. Millsite 27, Inc., also a wholly-owned subsidiary, owns a parking lot, with a capacity of approximately 500 cars, directly between, and is used by, Bullwhackers Black Hawk and the Silver Hawk Casino. Until March 1999, through another wholly-owned subsidiary, BWCC, Inc. ("Bullwhackers Central City"), the Company operated a casino in the adjacent historical mining town of Central City. On March 10, 1999, the Company closed Bullwhackers Central City due to declining business volumes and a lack of profitability. On May 1, 1999, the Company spun the Bullpen off to its own separate gaming license, which will provide an approximately $700,000 of gaming tax savings annually.

INTERIM REPORTING

          The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RECLASSIFICATIONS

          Certain prior period amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on the Company's net income.

(2)       NOTES PAYABLE

          CREDIT FACILITY

          On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.125% as of June 30, 1999). The Credit Facility matures on June 7, 2001. On February 1, 1999, Ladstock Holding Corporation ("Ladstock"), an affiliate of the Company's parent, purchased the outstanding balances of the Credit Facility and the senior lender assigned the Credit Facility to Ladstock. Accordingly, Ladstock is now the Company's senior lender on terms that are at this time identical to the Credit Facility. On June 7, 1999, the Company borrowed an additional $3.0 million on the Credit Facility to pay the debt service on the Senior Secured Pay-In-Kind Notes (the "Notes"). As of June 30, 1999, the Company had an outstanding balance of approximately $8.9 million on the Credit Facility.

          OTHER NOTES

          As of December 31, 1998 the Company had an outstanding unsecured promissory note to Capital Associates International, Inc. ("CAI") in principal amount of $670,000, accruing interest at the rate of 9% per annum. In February 1999, Ladstock purchased the outstanding note from CAI, accordingly, this note is currently an obligation to an affiliate company, Ladstock.

          (3)       TAXES


          For the six months ended June 30, 1999, the Company recorded no deferred income tax expense or benefit.

          The net deferred tax assets is comprised of the following (in thousands):

                                                               June 30,
                                                                 1999          December 31,
                                                             (unaudited)           1998
                                                           --------------     -------------
Current:
         Accrued vacation & gaming liabilities              $         257      $        230

Non-Current:
         Difference in depreciable asset basis                        896               626
         Recognition of legal settlement                              246               246
         Impairment of assets                                       2,827             2,827
         Net operating loss carryforwards                           6,025             4,813
                                                           --------------     -------------

Net deferred tax assets                                            10,251             8,742
Valuation allowance                                               (10,251)           (8,742)
                                                           --------------     -------------
                                                           $           --      $         --
                                                           --------------     -------------
                                                           --------------     -------------

          The net deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of such asset is dependent upon future taxable income, which is uncertain. The Company currently has net operating losses ("NOL's") totaling approximately $16.1 million, which expire beginning in 2008.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

          The Company's net revenue decreased $4.9 million or 33%, from $15.0 million for the second quarter of 1998 to $10.1 million for the second quarter of 1999. The negative results were largely affected by the addition of two large competitors that entered the Black Hawk market in the second half of 1998. The two new competitors provide an additional 35% increase in gaming device capacity in the Black Hawk market. Bullwhackers Black Hawk's net revenues, including the Bullpen, were $2.5 million, or 22%, less than the second quarter of 1998. Given the fact that the Bullpen expansion provides an additional 40% increase in gaming device capacity at Bullwhackers Black Hawk, subsequent to the opening of the Bullpen in May 1998, and net revenues were substantially lower in the second quarter of 1999 as compared to the second quarter of 1998, management is disappointed in the results of the Bullpen expansion. Additionally, management believes that the increased competition will continue to negatively affect Bullwhackers Black Hawk's net revenues.

          Bullwhackers Central City's was closed on March 10, 1999 due to the continual decline of the Main Street casinos in the Central City market net revenues as a result of suffering further competitive pressures as a result of the new properties, which commenced operations in Black Hawk within the last year. Bullwhackers Central City produced approximately $2.3 million of net revenues in the second quarter of 1998 as compared to nil for the second quarter of 1999.

          The Silver Hawk Casino net revenues also decreased, by $200,000, or 1%, in the second quarter of 1999 as compared to the second quarter of 1998. The decrease in the Silver Hawk Casino was also affected by the increased competition, however, net revenues have stabilized at the current time due to an implementation of a new busing program, which commenced operations in mid-February of 1999. In addition, the Silver Hawk revenues have benefited from transferring some of Bullwhackers Central City customers.

          For further discussion of competition in the Black Hawk market, see the COMPETITIVE OUTLOOK discussion elsewhere in Management's Discussion and Analysis.

          Expenses directly related to casino operations, including gaming taxes, decreased $1.4 million, or 22%, to $5.2 million for the second quarter of 1999, as compared to $6.7 million for the second quarter of 1998. The decrease is primarily due to the elimination of casino expenses at Bullwhackers Central City of $1.1 million due to the closing of the facility. The decrease in casino expenses is also due to a $200,000 tax savings Bullwhackers Black Hawk, including the Bullpen, was able to save by spinning the Bullpen off to its own separate gaming license.

          Food and beverage expense decreased 37% to $777,000 for the second quarter of 1999, as compared to $1.2 million for the second quarter of 1998. This decrease in expense is a result of the elimination of certain discounted food offerings to entice gaming patrons, which were offered in 1998, and to a lesser extent the closing of Bullwhackers Central City and the Bullpen's restaurant in January and February of 1999, respectively.

          Marketing expense decreased 8%, or $200,000, to $1.7 million for the second quarter of 1999, as compared to $1.9 million for the second quarter of 1998. With the closing of the property, Bullwhackers Central City marketing expense was $600,000 lower in the second quarter of 1999 as compared to the second quarter of 1998. This decrease is somewhat offset by a increase in marketing expense at both Bullwhackers Black Hawk and the Silver Hawk due to increased efforts to generate revenues in an increasingly competitive market and due to costs associated with the two busing programs.

          Corporate expenses decreased $106,000, or 17%, to $503,000 for the second quarter of 1999, as compared to $609,000 for the second quarter of 1998. The higher expenses in the prior year period were due to certain incentive compensation expenses totaling $180,000, which ceased upon the Ladbroke merger. In addition, the decrease in corporate expense is due to the restructuring of the corporate function, including the resignation of the former President and Chief Legal Officer, resulting in approximately $115,000 less in payroll expense in the 1999 quarter. However, included in the second quarter of 1999 corporate expense is approximately $320,000 of severance pay related to the resignation of the President and the Senior Vice President of Finance. See Part II, Item 5-b for further discussions relating to their resignations.

          Depreciation and amortization expense increased 4% to $1.1 million for the second quarter of 1999, as compared to $1.0 million for the second quarter of 1998. The slight increase in depreciation and amortization charges is due to additional depreciation and amortization charges relating to the purchase of the assets comprising the Bullpen, which assets were placed into operations in May of 1998.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

          The Company's net revenue decreased $8.7 million or 30%, from $29.0 million for the second quarter of 1998 to $20.3 million for the second quarter of 1999. The negative results were largely affected by the addition of two new large competitors that entered the Black Hawk market in the second half of 1998. The two new competitors provide an additional 35% increase in gaming device capacity in the Black Hawk market. Bullwhackers Black Hawk's net revenues, including the Bullpen, were $4.4 million, or 21%, less than the first six months of 1998. Given the fact that Bullpen expansion provides an additional 40% increase in gaming device capacity at Bullwhackers Black Hawk and net revenues were still substantially lower in the 1999 period as compared to the 1998 period, management is disappointed in the results of the Bullpen expansion. Additionally, management believes that the increased competition will continue to negatively affect Bullwhackers Black Hawk's net revenues.

          Bullwhackers Central City's net revenues decreased $3.6 million, or 80%, in the first six months of 1999 as compared to the first six months of 1998. The decrease in net revenues is a result of suffering further competitive pressures as a result of the new properties in Black Hawk within the last year, and, therefore the property closed on March 10, 1999.

          The Silver Hawk Casino net revenues also decreased, by $680,000, or 21%, in the first six months of 1999 as compared to the first six months of 1998. The decrease in the Silver Hawk Casino was also affected by the increased competition, however, net revenues have stabilized at the current time due to an implementation of a new bussing program which commenced operations in mid-February of 1999. In addition, the Silver Hawk revenues have benefited from transferring some of Bullwhackers Central City customers.

          Expenses directly related to casino operations, including gaming taxes, decreased $1.5 million, or 12%, to $11.1 million for the first six months of 1999, as compared to $12.6 million for the first six months of 1998. The decrease is primarily due to a reduction of casino expenses at Bullwhackers Central City of $1.3 million due to the closing of the facility in March of 1999. The Silver Hawk Casino expenses also decreased by approximately $160,000 in the first six months of 1999 as compared to the first six months of 1998 as a result of reduced staffing and other costs in relation to the decrease in business volumes. Decreased casino expense at both Bullwhackers Central City and Silver Hawk Casino were somewhat offset by a increase in casino expenses at Bullwhackers Black Hawk due to increased staffing and other costs associated with the addition of the Bullpen expansion and from the overall competitive environment in the Black Hawk market, which has led to increasing labor costs. However, included in the Bullwhackers Black Hawk's, including the Bullpen, casino expense was a $200,000 tax savings from Bullwhackers Black Hawk spinning the Bullpen off to its own separate license in May 1999.

          Food and beverage expense decreased 29% to $1.6 million for the first six months of 1999, as compared to $2.2 million for the first six months of 1998. This decrease in expense is a result of the elimination of certain discounted food offerings to entice gaming patrons, which were offered in 1998, and to a lesser extent the closing of Central City and the Bullpen's restaurant in January and February of 1999, respectively.

          Marketing expense decreased 1% to $3.5 million for the first six months of 1999, as compared to $3.6 million for the first six months of 1998. With the closing to the property in March, Bullwhackers Central City marketing expense was $835,000 lower in the first six months of 1999 as compared to the first six months of 1998. This decrease is somewhat offset by a increase in marketing expense at both Bullwhackers Black Hawk and the Silver Hawk due to increased efforts to generate revenues in an increasingly competitive market and due to costs associated with the two bussing programs.

          Corporate expenses decreased 44% to $753,000 for the first six months of 1999, as compared to $1.3 million for the first six months of 1998. The higher expenses in the prior year period were due to certain incentive compensation expenses totaling $420,000, which ceased upon the Ladbroke merger. In addition, the decrease in corporate expense is due to the restructuring of the corporate function, including the resignation of the former President and Chief Legal Officer, resulting in $190,000 less in payroll expense in the 1999 period. Included in the first six months of 1999 corporate expense is approximately

$320,000 of severance pay related to the resignation of the current President and the Senior Vice President of Finance. Management expects these corporate expenses to continue to decrease.

          Depreciation and amortization expense increased 10% to $2.2 million for the first six months of 1999, as compared to $2.0 million for the first six months of 1998. The increase in depreciation and amortization charges is due to additional depreciation and amortization charges relating to the purchase of the assets comprising the Bullpen.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

          On June 7, 1996, the Company entered into a $12.5 million revolving credit facility (the "Credit Facility") with Foothill Capital Corporation. Under terms of the Credit Facility, borrowings accrue interest at prime plus 2.375% (10.125% as of June 30, 1999). The Credit Facility matures on June 7, 2001. On February 1, 1999, Ladstock Holding Corporation ("Ladstock"), an affiliate of the Company's parent, purchased the outstanding balances of the Credit Facility and the senior lender assigned the Credit Facility to Ladstock. Accordingly, Ladstock is now the Company's senior lender on terms that are at this time identical to the Credit Facility. On June 7, 1999, the Company borrowed an additional $3.0 million on the Credit Facility to pay the debt service on the Senior Secured Notes Payable. As of June 30, 1999, the Company had an outstanding balance of approximately $8.9 million on the Credit Facility.

Y2K ISSUES

          Until recently, most computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Computer programs which are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in major computer system or program failures or miscalculations or equipment malfunctions. This is referred to as the "Year 2000" issue ("Y2K"). The Company recognizes that the impact of the Y2K issue extends beyond traditional computer hardware and software to equipment used in operations, such as the Company's slot tracking system, as well as to third parties. The Y2K issue is being addressed within the Company by its information technology department and progress is reported periodically to management. Since 1997, the Company has been reviewing all internal, external and third party information technology ("IT") systems related to its business. The Company has completed an internal IT evaluation with satisfactory results and is currently reviewing external and third party IT systems for Y2K compliance. External and third party evaluations include requiring compliance certificates from vendors, suppliers and significant businesses related to the Company. The Company estimates it will complete external and third party evaluations by the third quarter of 1999. To date, all evaluations have uncovered minimal exposure to Y2K problems. However, there can be no guarantee that the systems of other companies on which the Company's systems and business rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company. Many of the external parties that the Company relies on provide commodity goods or services that are widely available from a range of vendors; therefore, third party impact on the Company is expected to be minimal. The Company currently estimates that the cost to rectify any internal Y2K issues will be approximately $200,000, which would include replacing hardware systems and upgrading software. Current estimates of the Company's expenses for addressing external or third party Y2K issues are not expected to be material; however, the Company continues to review and monitor compliance. The total cost of the Company's Y2K efforts are not expected to be material with respect to the Company's operations, liquidity or capital resources. Management does not believe the Company will have to modify or replace any significant portions of its computer applications in order for the computer systems to function properly with respect to the dates in the year 2000 and thereafter. However, a "worst case" scenario may include the temporary disruption of operations, including the inability to access the Company's slot tracking system.

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

COMPETITIVE OUTLOOK

          For the six months ended June 30, 1999, the Company's operating loss was $730,000 compared to operating income of $5.5 million in the six months ended June 30, 1998. Cash flow from operations for the six months ended June 30, 1999, was a negative $2.0 million compared to a positive cash flow of $4.4 million in the prior year period. These results illustrate the deterioration in the Company's operating results and cash flows which have been occurring since the third quarter of 1998. The opening of two major competitors in the Black Hawk market in June and December 1998 has significantly impacted the Company's operating results for the rolling twelve months ended June 30, 1999 and will likely continue to negatively impact the operating results for the remaining quarters of 1999 and the year 2000. The Company's operating margins have deteriorated due to declining revenue levels and increasing operating and marketing costs. Additionally, in late 1999 or early 2000, two additional competitors are scheduled to open casinos in Black Hawk. It is likely that this additional capacity will continue to dilute the Company's market share of revenues and, accordingly, may adversely impact the Company's operating profits in 1999 and beyond. Furthermore, should the operating trends and results experienced continue or worsen, the Company will not be able to generate enough cash flow from operations to meet minimum debt service requirements in 1999 or 2000. Accordingly, the Company would be reliant on its Credit Facility to meet such debt service requirements. However pursuant to the Credit Facility, only $3.6 million of the unused balance on the Credit Facility exist as of June 30,1999.

          Given the deteriorating financial results, management has devised various plans and operating strategies intended to improve the Company's performance, some of which were implemented during the first or second quarter of 1999. The operating plan includes a) closing Bullwhackers Central City, and focusing all of its efforts and managerial resources on its Black Hawk properties, b) reconfiguring the Bullpen expansion to improve the overall layout and efficiency of Bullwhackers Black Hawk, c) eliminating discounted food offerings as an enticement for gaming patrons, d) implementing training programs to position the property on the basis of service excellence, and e) substantially reducing the Company's corporate expense. While management believes this is a viable operating plan, there is no assurance that such initiatives will be effective in improving the Company's financial performance. Additionally, the competitive environment in Black Hawk may become increasingly severe, particularly if two new projects currently under construction commence operations in late 1999 or early 2000, as scheduled. However, the initial steps of the plan that have been completed or that are in place, have helped the Company increase its operating income $500,000 in the second quarter of 1999 as compared to the first quarter of 1999.

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

          In March 1998, Lady Luck Central City, Inc., formerly known as Gold Coin, Inc., filed a complaint in the District Court for the County of Jefferson, State of Colorado, Case No. 98 CV 672, captioned as LADY LUCK CENTRAL CITY, INC. V. BWCC, INC., D/B/A BULLWHACKERS CENTRAL CITY, COLORADO GAMING & ENTERTAINMENT, CO., AND LADBROKE GROUP PLC. In 1999, the Company negotiated and paid a Settlement Agreement in order to avoid further expenses, inconvenience, and other distraction of litigation. Both parties agreed to fully dismiss and release each other from all claims.

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

          In June 1998, a joint venture between Black Hawk Gaming & Development Co., the owner and operator of the Gilpin Hotel Casino, and Jacobs Entertainment commenced casino operations of a property named "The Lodge", which is a 35,000 square foot casino, 500 covered parking spaces and approximately 800 slot machines. In December 1998, the Isle of Capri Black Hawk, which is owned by subsidiaries of Isle of Capri, Inc. and Nevada Gold & Casinos, Inc., commenced operations. The Isle of Capri Black Hawk is a 55,000 square foot casino with 1,100 slot machines, 14 table games, three restaurant offerings and 1,000 on-site covered parking spaces. The new gaming capacity (a 35% increase over prior year) that entered the Black Hawk market in the second half of 1998 may dilute existing operators' win per unit and revenue, including the Company's. Such increase in capacity has had a material adverse affect on the Company's results of operations. Management believes the new properties adversely affected the

Company's revenues and operating results in 1998 and 1999, and will continue to affect the Company's performance in 1999 and 2000.

          In addition, a number of other casino projects have begun construction in Black Hawk. Riviera Holdings, Inc. commenced construction of a casino scheduled to open in late 1999 or early 2000, which is expected to include 1,000 slot machines and a 500 space covered parking garage. Additionally, Bullseye Gaming has commenced construction of the Black Hawk Brewery Casino and is scheduled to open in late 1999 or early2000, which will offer 600 slot machines and 500 parking spaces. Fitzgeralds has also announced an expected expansion of approximately 50% of their current gaming area as well as 70-80 hotel rooms. Various other projects have been announced, proposed, discussed or rumored for the Black Hawk market, including large projects known as "Country World" and the "St. Moritz - Hyatt". The new capacity, actual and proposed, have all been announced for the town of Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first two major intersections of State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. In contrast, Bullwhackers Black Hawk and the Silver Hawk Casino are located at the northern end of Black Hawk at the third major intersection off State Highway 119. The projects currently under construction and, or the announced projects may have a material adverse impact of the Company's results from operations.

          B. MANAGEMENT. On July 8, 1999, in connection with a restructuring of the Colorado operations of Colorado Gaming & Entertainment Co., Mr. Richard Rabin, President, Chief Operating Officer and a member of the Board of Directors of the Company, and Mr. Robert Stephens, Senior Vice President of Finance and a member of the Board of Directors of the Company, each submitted his resignation from all such positions to be effective as of August 6, 1999. The Company considers their resignations to be amicable.

          As a result of the restructuring, the positions of President and Senior Vice President of Finance will be eliminated. Mr. George Harbison has been announced to be the Company's President and Chief Financial Officer effective August 6, 1999. It is currently anticipated that the new directors to replace Messrs. Rabin and Stephens will be appointed in the near term.

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


                                      COLORADO GAMING & ENTERTAINMENT CO.


                                         /s/  George Harbison
                                         --------------------------------------
                                         George Harbison
                                         President and Chief Financial Officer
                                         (Principal Financial Officer)
                                         Date:  August 13 1999